Form 10QSB
period 1996-06-30
COUNTY FINANCIAL CORP
filed 1996-08-14
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                          Commission File No. 33-97422



                          COUNTY FINANCIAL CORPORATION
           (Name of Small Business Issuer as Specified in its Charter)

                FLORIDA                                59-2320497
        (State or jurisdiction of            (IRS Employer Identification No.)
         incorporation or organization)

                               801 N.E. 167 STREET
                        NORTH MIAMI BEACH, FLORIDA 33162
                    (Address of Principal Executive Offices)

                    ISSUER'S TELEPHONE NUMBER: (305) 651-7110


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                         Yes     X         No
                             ---------        ---------

         As of July 31, 1996, the registrant had 1,263,617 outstanding shares of common stock $.01 par value.

         Transitional Small Business Disclosure Format (check one): Yes No X
                                                                          ---
                                       1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of County Financial Corporation and its subsidiaries (the "Company" or "CFC") for the six months ended June 30, 1996 and 1995 are set forth on pages 20 to 24 of this Form 10-QSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION FOR THE SIX
         MONTHS ENDED JUNE 30, 1996 AND 1995


RESULTS OF OPERATIONS

         CFC's consolidated net income for the first six months of 1996 was $1,702,000 or 76.7% more than the $ 963,000 earned in the same period in 1995. Net income per common share was $ 1.35 in 1996 and $0.76 in 1995. CFC's performance in the first six months of 1996 resulted in a return on average stockholders' equity of 16.5%, compared to 10.3% in 1995. The return on average assets was 1.49% in 1996, compared to 0.86% in 1995.

         On January 12, 1996, the Company acquired Carney Bank. The acquisition was treated as a "pooling of interests" for accounting purposes, and accordingly, all prior period financial information has been restated.

         The improvement in CFC's performance is primarily due to the utilization of Carney Bank's net operating loss carryforward, as well as increased interest income and reduced operating expenses.

NET INTEREST INCOME

         Net interest income is defined as the total of interest income on earning assets less interest expense on deposits and other interest-bearing liabilities. Earning assets, which consist of loans, investment securities, federal funds sold and securities purchased under agreements to resell, are financed by a large base of interest-bearing funds in the form of money-market, NOW, savings and time deposits. Earning assets are also funded by the net amount of non-interest related funds, which consist of non-interest bearing demand deposits, the allowance for loan losses and stockholders' equity, reduced by non-interest bearing assets such as cash and due from banks, and premises and equipment, and other real estate owned ("OREO").

         The following table sets forth the Company's average balance sheets and related interest, yield and rate information for the first six months of 1996 and 1995.

                                                        AVERAGE BALANCE SHEETS
                                                        (AMOUNTS IN THOUSANDS)
                                                                JUNE 30,

                                                1996                           1995
                                ----------------------------------   -----------------------------
                                 AVERAGE                   YIELD/    AVERAGE                YIELD/
                                 BALANCE      INTEREST      RATE     BALANCE    INTEREST     RATE
EARNING ASSETS:
Loans, net of unearned income    $136,543        $6,746     9.94%   $133,342       $6,846   10.35%
Investment Securities              63,300         1,857     5.90%     64,550        1,735    5.42%
Federal funds sold                  9,656           254     5.29%      7,559          226    6.02%
                                 --------     ---------     -----   --------    ---------   ------

   Total earning assets           209,499         8,857     8.50%    205,451        8,807    8.64%
                                 --------     ---------     -----   --------    ---------   ------
NON-INTEREST EARNING
   ASSETS:
Cash and due from banks            12,785                             12,141
Premises and equipment, net         4,223                              4,261
Other Real Estate Owned, net        3,317                              3,979
Other assets                        2,688                              2,805
Allowance for loan losses          (2,647)                            (2,887)
                                 --------                           --------
   Total non-interest
   earning assets                  20,366                             20,299
                                 --------                           --------
     TOTAL ASSETS                $229,865                           $225,750
                                 ========                           ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                  $23,815          $338      2.85%   $26,575         $387    2.93%
Money market/NOW accounts          73,684           869      2.37%    74,862        1,006    2.71%
Time deposits                      51,451         1,370      5.35%    47,551        1,205    5.11%
Repurchase agreements               1,075            19      3.55%       900           18    4.03%
Other borrowings                      913            46     10.13%     1,119           53    9.55%
                                 --------     ---------     -----   --------    ---------   ------
Total interest
  bearing liabilities             150,938         2,642      3.52%   151,007        2,669    3.56%
                                 --------     ---------     -----   --------    ---------   ------

NON-INTEREST BEARING
  LIABILITIES:
Demand deposits                    56,473                             54,052
Other liabilities                   1,767                              1,781
                                 --------                           --------
  Total non-interest
  bearing liabilities              58,240                             55,833
                                 --------                           --------
 Total liabilities                209,178                            206,840

STOCKHOLDERS' EQUITY               20,687                             18,910
                                 --------                           --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $229,865                           $225,750
                                 ========                           ========

Net interest Income/Spread                       $6,215     4.98%                  6,138     5.08%
                                               ========                         =========
Net interest yield                                          5.97%                            6.02%

Notes:
         - The amounts set forth as average balances are based on daily averages for each period.
         - Loan fees, which are included in interest income and in the calculation of average yields, were $ 123,515 and $ 158,070 in the first six months of 1996 and 1995, respectively.
         -  Tax exempt income is not calculated on a tax equivalent basis.
         -  Non-accruing loans are included in average loans.

         Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

         Net interest income for the first six months of 1996 was $ 6,215,000, up 1.3% from $6,137,000 in 1995. Interest income from earning assets increased from $8,807,000, in the first six months of 1995 to $ 8,857,000 in the same period of 1996. This increase was due to the increase in the yield on investment securities from 5.42% in the first six months of 1995 to 5.90% in the same period of 1996; although, the average investment balance decreased $1,250,000. Federal funds sold increased $2,097,000 as well as average loans which showed a $3,201,000 increase. The increase in loans was accompanied by a decline in the average yield which dropped from 10.35% for the first six months of 1995 to 9.94% in the first six months of 1996. The effect of these factors was to cause the yield on the Company's earning assets to decline from 8.64% for the first six months of 1995 to 8.50% for the first six months of 1996.

         Interest expense on interest bearing liabilities decreased from $2,670,000 in the first six months of 1995 to $2,642,000 in the first six months of 1996. This decrease was due to a $2,760,000 decrease in average savings and $1,178,000 decline in Money Market/NOW accounts which more than offset a $3,900,000 increase in time deposits during the same period. The cumulative impact of these changes was to decrease the average cost of funds from 3.56% for all interest bearing liabilities for the first six months of 1995 to 3.52% for the first six months of 1996.


NON-INTEREST INCOME

         Non-interest income in the first six months of 1996 totalled $1,405,000, compared with $1,425,000 in 1995. Customer service charges totalled $ 1,220,000 in 1996, down 3.4% from $1,263,000 in 1995 due to customers shifting their funds to time deposits, which do not pay service charges.


INVESTMENT SECURITIES GAINS AND LOSSES

         At June 30, 1996, the Company held investment securities with a market value of $60,086,000, which was $409,000 lower than the amortized cost of the portfolio. This difference consisted of $182,000 of gross unrealized gains and $591,000 of gross unrealized losses. There were net losses of $ 7,000 from the sale of securities in the first six months of 1996, and a loss of $ 12,000 from the sale of securities in the same period of 1995.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totalled $ 12,000 in the first six months of 1996 compared to $145,000 in 1995. The decrease of $133,000 was due to the discontinuation of Carney Bank's policy of adding $20,000 per month to its allowance for loan losses. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES

         Non-interest expenses for the first six months of 1996 totalled $5,852,000, which was down 1.8% from $5,959,000 in 1995. Non-interest expenses are discussed below in more detail.

         PERSONNEL. Personnel expense (which includes salaries and benefits) represented 49.1% of total non-interest expenses in 1996. Personnel expenses increased 0.14% to $2,874,000 in 1996 from $2,870,000 in 1995. These net increases were the result of salary increases, higher benefit costs, and upgrading of personnel. Staff on a full-time equivalent basis averaged 161 in 1996 compared to 182 in 1995. The decrease was the result of the reduction of several employees after the consolidation of the merger, the elimination of the internal audit department which was replaced by an external source, and other positions absorbed due to attrition and reorganization.

         OCCUPANCY EXPENSE. Net occupancy expense in 1996 totalled $801,000, up 8.7% from $737,000 in 1995. The increase was due to the opening of a new branch in Coral Springs, Florida in March 1995, and higher rent at existing branch locations due to CPI increases.

         PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes furniture and equipment depreciation, rental and maintenance, totalled $289,000 in 1996, down 4.0% from $301,000 in 1995. The decrease was due to the elimination of several of Carney Bank's equipment maintenance contracts after the consummation of the merger.

         OTHER NON-INTEREST EXPENSES. Other non-interest expenses for the first six months of 1996 totalled $1,888,000, down 7.9% from $2,051,000 in 1995. This category of expenses continues to be impacted by relatively high legal and professional service fees. Legal and other professional fees for the Premium Group matter were $373,000 in the first six months of 1996, compared to $139,000 in 1995. See "Legal Proceedings." This increase was more than offset by a decline in several expense categories, including a decline in the FDIC assessment which dropped from $268,000 in 1995 to $6,000 in 1996; and the level of OREO write-downs which decreased from $100,000 in 1995 to $20,000 in the same period of 1996.

PROVISION FOR INCOME TAXES

         The income tax provision totalled $54,000 in 1996 compared with $495,000 in 1995. The decrease is due to the utilization of a part of Carney Bank's net operating loss of approximately $2.7 million. During the last quarter CFC recalculated the estimated net operating loss carryforward and as a result of the recalculation the amount of the N.O.L. decreased from $2.9 million to $2.7 million. The Company is eligible to utilize this loss for income earned after January 12, 1996 (i.e., the date of the merger).

CAPITAL EXPENDITURES

         CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the first six months of 1996 equaled $187,000 compared to $245,000 in 1995, and were principally related to equipment purchased for various branch sites and changes in equipment due to technological advances. CFC filed an application with the Office of the Comptroller of the Currency for the opening of a new branch at Pembroke Pines, Florida on July 29, 1996. The opening date is anticipated for the first quarter of 1997 and capital expenditures have been estimated at $180,000.

ASSET QUALITY AND CREDIT RISK

         INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities, state and municipal securities, and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury, other U.S. government entities and states constitute approximately 99% of CFC's investment portfolio. CFC believes that the securities have very little risk of default. At June 30, 1996, 99% of the securities held in CFC's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Only one security, a $95,000 municipal bond acquired through the merger, is rated A minus ("A-"). Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility. Approximately 39.1% of these securities mature in one year or less and 96.3% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

         The following table sets forth information regarding the composition of the investment portfolio at June 30, 1996 and 1995 (amounts in thousands).

        INVESTMENT PORTFOLIO
                                                     JUNE 30,
                                             -----------------------
                                             1996               1995
                                              (amounts in thousands)

U.S. Treasury Securities                     $34,353        $ 47,829

Securities of other U.S. Government           25,112          12,740
     agencies and corporations

Obligations of states and political              96            2,428
     subdivisions

Other Securities                                525              360
                                           --------        ---------

      Total investments                     $60,086          $63,357
                                           ========        =========


         During the last period, CFC's investment portfolio decreased by 5.2% as a result of the sale of U.S. Treasury securities needed to fund loan growth. During this period, CFC has adjusted the mix of its investment securities from U.S. Treasury securities to securities of U.S. Government agencies to obtain higher yields. U.S. Treasury securities represented 57.2% in 1996, and 75.5% in 1995, while securities of U.S. Government agencies and municipals represented 42.0% in 1996, and 24.0% in 1995.

         LOANS. CFC maintains a high quality portfolio of real estate, commercial and consumer loans. All loans are reviewed and approved by CFC's loan committee, which ensures that loans comply with applicable credit standards. In most cases, CFC requires collateral from the borrower. The type and amount of collateral varies but may include residential or commercial real estate, deposits held by financial institutions, U.S. Treasury securities, other marketable securities and personal property. Collateral values are monitored to ensure that they are maintained at proper levels.

         As of June 30, 1996, approximately 74% of all CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectibility of these loans' are susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

         Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, CFC undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, CFC will generally renew the loan at prevailing interest rates. The following table divides CFC's loan portfolio into four categories.

                                 TYPES OF LOANS

                                                       JUNE 30,
                                              --------------------------
                                              1996                  1995
                                              ----                  ----
                                                (amounts in thousands)

Commercial, financial and agricultural       $ 34,689           $ 32,112

Real estate - construction                      9,714              9,797

Real estate - mortgage                         99,441             88,819

Installment loans                               1,640              2,242

Overdrafts                                        226                125
                                             --------           --------
      Total loans                            $145,710           $133,095
                                             ========           ========


         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totalled approximately $34,689,000 at June 30, 1996, and $32,112,000 at June 30, 1995. Legally binding commitments to extend credit and letters of credit for these borrowers totalled $15,663,000 at June 30, 1996 and $14,563,000 at June 30, 1995.

         REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. CFC attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On June 30, 1996, construction loans totalled $9,714,000. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

         REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans were $99,441,000 at June 30, 1996. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market value, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At June 30, 1996, these loans totalled $77 million, or 52.8% of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more that 70%. At June 30, 1996, CFC had $1.6 million in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, and $0.7 million at June 30, 1995.

         Residential real estate loans totalled $22 million, or 15.1% of total loans at June 30, 1996, compared with $18 million, or 13.5% at June 30, 1995. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines which generally limit the loan-to-collateral value to not more than 70% to 80%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totalled $2,223,000 as of June 30, 1996 and $1,990,000 as of June 30, 1995.

         INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totalled approximately $1.6 million, or 1.1% of total loans, on June 30, 1996, compared with $2.2 million, or 1.7% of total loans, on June 30, 1995. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

         Maintaining a low level of non-performing assets is important to the ongoing success of any financial institution. CFC's credit review and approval process is critical to CFC's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is CFC's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis. CFC's results have been adversely affected over the last several years due to a relatively high level of OREO. This problem was mitigated in 1995 by CFC's success in selling a large amount of its OREO.

         The following table presents CFC's non-performing assets and past due loans for 1996 and 1995.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                              JUNE 30,
                                         ------------------
                                         1996          1995
                                         ----          ----
                                        (amounts in thousands)

Non-Accrual Loans                       $1,988       $1,002

OREO, net                                3,394        3,692
                                        ------       ------

Total Non Performing Assets             $5,382       $4,694
                                        ======       ======

Accruing Loans Past Due                 $    0       $  153
 90 Days                                ======       ======


         Of the total loan portfolio of $145.7 million at June 30, 1996, $5.4 million or 3.7%, was non-performing, or an increase of $688,000 from June 30, 1995. Non-performing loans at June 30, 1996 consisted of commercial and residential real estate loans. The increase in non-accrual loans of $986,000 was the result of one real estate loan in the process of foreclosure, two commercial loans over 60 days past due, net of one loan transferred to OREO, as of June 30, 1996.

         Other real estate owned at June 30, 1996 consisted of $1,092,000 of residential real estate and $2,302,000 of commercial real estate. OREO at June 30, 1995 consisted of $1,277,000 of residential real estate and $2,415,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         CFC evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by CFC's loan review officer, who recommends to the directors loan committee the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's and review officer's analysis of the adequacy of the allowance for loan losses.

         While the largest portion of this allowance is typically intended to cover specific loan losses, it is considered a general reserve which is available for all credit-related purposes. The allowance is not a precise amount, but is derived based upon the above factors and represents management's best estimate of the amount necessary to adequately cover probable losses from current credit exposures. The provision for loan losses is a charge against current earnings and is determined by management as the amount needed to maintain an adequate allowance.

         The overall credit quality of the loan portfolio has improved in recent years as evidenced by CFC's relatively low level of non-performing loans and net charge-offs. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding the level of the allowance for loan losses of $2,587,000 at June 30, 1996, and $3,040,000 at December 31, 1995.

         For the six months ended June 30, 1996, less that 0.32% of the entire loan portfolio was charged off, with net charge-offs being $465,000. In 1995, net recoveries were 0.05% of the entire portfolio. CFC's allowance for loan losses decreased to $2,587,000 on June 30, 1996 which was approximately 1.78% of total loans, from $2,912,000 on June 30, 1995 or 2.19% of total outstanding loans.

         During the second quarter of 1996, CFC experienced a lower level of net charge-offs which amount to $95,000. The net amounts charged-off were $154,000 in commercial loans, and recoveries of $60,000 in residential real estate loans.

FINANCIAL CONDITION

         CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         INVESTMENT SECURITIES. As of June 30, 1996, investment securities averaged $63.3 million or 30.2% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. To maximize after tax income, investments in municipal securities are utilized but with somewhat longer maturities. The investment portfolio, all of which has been classified as available for sale, decreased 5.2% from $ 63.4 million at June 30, 1995 to $ 60.1 million at June 30, 1996.

         LOANS. Loans averaged $ 136.5 million in the first six months of 1996 compared to $133.3 million for the same period of 1995, or an increase of 2.4%. See "Asset Quality and Credit Risk - Loans," above.

         INTEREST-BEARING LIABILITIES. Total interest-bearing liabilities averaged $ 150.9 million in the first six months of 1996, down from $ 151.0 million in 1995. Average money market and NOW deposits decreased $ 1.2 million or 1.6% to $ 73.7 million. The decline in average savings of $ 2.8 million or 10.4% was due to lower interest rates which resulted in customers shifting their funds into higher yielding investments, a loss of some former Carney customers and continuing competition from mutual funds and credit unions. There was a significant increase in average time deposits of $ 3.9 million or 8.2% compared to 1995.

LIQUIDITY AND RATE SENSITIVITY

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income.

         Liquidity is the ability to provide funds at minimal cost to meet fluctuating deposit withdrawals or loan demand. These demands are met by maturing assets and the capacity to raise funds from internal and external sources. CFC primarily utilizes cash, federal funds sold and securities purchased under repurchase agreements to meet its liquidity needs. Although not utilized in managing daily liquidity needs, the sale of investment securities provides a secondary source of liquidity.

         Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or a different proportion than that of interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at June 30, 1996 was such that net interest income would decline modestly if there were an increase in short-term interest rates.

         CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

         As of June 30, 1996, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $ 3.3 million. This positive gap at June 30, 1996 was 1.4% of total assets compared with 10.2% at June 30, 1995. The primary cause for this decrease in the gap was the decrease in the amount of interest sensitive investments maturing within one year, from $ 31.9 million in 1995 to $ 22.7 million in 1996, and the overall decrease of interest earning assets over interest earning liabilities of $ 19.7 million compared to the first six months of 1995. CFC's targeted gap position is in the range of negative 5 percent to positive 10 percent. CFC measures its gap position as a percentage of its total assets.

         While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the first six months of 1996, stockholders' equity increased by $
2.2 million, or 11.5%, from June 30, 1995.

         The Federal Reserve's final rules pertaining to risk-based capital became effective as of December 31, 1992. Under these rules, at June 30, 1996, CFC's tier one capital was 13.6% and the total capital was 14.8% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. All of these capital ratios experienced a slight decrease during the second quarter of 1996 primarily due to an increase in the 100% risk-weighted assets such as loans and a decrease in 0% risk-weighted investment securities basically U.S. Treasury Notes. CFC's leverage ratio (tier one capital to total average quarterly assets) of 9.4% at June 30, 1996, is also well in excess of the minimum 4% requirement.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PREMIUM GROUP LITIGATION

         CNB is party to several legal proceedings arising out of the failure of the food "diverting" business owned and operated by Premium Sales Corporation, Plaza Trading Corporation and certain of their affiliates and associates (the "Premium Group"). The food diversion business involves the purchase, from grocers in one area of the country, of excess inventory of non-perishable food goods and the simultaneous sale, at a higher price, of such food goods to grocers located in other parts of the country. It appears that the founders of the Premium Group started the diversion business in the 1980's and that the business grew rapidly until its failure in June 1993. In June 1993, the Premium Group was forced into bankruptcy and a receiver was appointed for the principal members of the Premium Group. It appears that the Premium Group financed a major portion of their operations by attracting funds from private investors. Many of the investors in the Premium Group have alleged that the Premium Group was involved in a "Ponzi" scheme in which the Premium Group paid high rates of return to early investors from funds raised from later investors. These investors have alleged that they suffered losses of more than $250 million.

         Many members of the Premium Group maintained checking and other depository accounts with CNB. Certain investors in the Premium Group, as well as the receiver and trustee for the

Premium Group, have alleged that CNB and Larry Robinette, Senior Vice President
- - - Commercial Loans of CNB, had knowledge of and facilitated the fraudulent scheme and, therefore, are responsible for certain losses incurred by the investors. Specifically, they allege that CNB agreed to participate in the fraudulent scheme in order to recoup a loss of approximately $412,000 incurred in 1987 on a loan made by CNB to a corporation associated with one of the founders of the Premium Group, that CNB received more than $500,000 in income from servicing the Premium Group accounts and that CNB and Mr. Robinette facilitated the fraudulent scheme by: (i) allowing the Premium Group the immediate use of uncollected funds, (ii) giving the Premium Group daily updates of account information for accounts maintained by the Premium Group and their investors, (iii) prematurely terminating an internal investigation of the Premium Group, (iv) allowing the Premium Group to withdraw funds through checks payable to cash, (v) allowing the Premium Group to commingle funds in their accounts, to make transfers between accounts and to make wire transfers from their accounts; and (vi) providing letters of reference for members of the Premium Group. They also allege that Mr. Robinette personally handled the Premium Group accounts, that he accepted cash payments in the amount of $2,000 per month for his assistance and that he and his family and associates were significant investors in the Premium Group. CNB has denied any responsibility for, or knowledge of, the fraudulent scheme (if any). Furthermore, it is CNB's position that all of the services provided to the Premium Group were customary, appropriate and regularly provided to other large commercial accounts. CNB acknowledges that it conducted an investigation into the transactions in the Premium Group accounts as part of its existing policy of reviewing accounts with a large volume of transactions. This investigation yielded no evidence that the Premium Group was involved in a fraudulent scheme. Mr. Robinette has also denied that he had any knowledge of the fraudulent scheme, although certain members of his family and associates did invest in the Premium Group. According to Mr. Robinette, all of these persons suffered significant losses as a result of their investments. The pending actions are described below.

WALCO INVESTMENTS ET AL. V. KENNETH THENEN, ET AL.

         In June 1994, certain investors in the Premium Group filed a class action complaint in the United States District Court for the Southern District of Florida seeking in excess of $250 million in damages for losses sustained by them by investing in the Premium Group. The complaint currently names more than 97 defendants, including the insiders of the Premium Group, certain food and investment brokers, food distribution companies, law firms and CNB.

         The plaintiffs have alleged that CNB, primarily through the actions of one of its officers, Larry Robinette, facilitated the scheme and is liable for the plaintiff's losses due to violations of federal and state RICO statutes and common law fraud. The plaintiffs are seeking to recover their alleged damages of more than $250 million as well as treble damages and punitive damages. The amount of punitive damages sought has never been specified and it is impossible for the Company to quantify the amount, if any, of punitive damages the plaintiffs might receive if they are successful in this litigation.

         CNB and Larry Robinette have filed an answer to the complaint denying all allegations. CNB believes that it has no responsibility for the losses suffered by the plaintiffs. Accordingly, the Board of Directors has instructed CNB's law firm to vigorously defend the litigation. Nevertheless, in light of the uncertainty of the litigation, there can be no assurance that this matter will be resolved without liability to CNB.

IN RE: PREMIUM SALES CORPORATION ET AL., DEBTOR; HARLEY S. TROPIN, TRUSTEE V. COUNTY NATIONAL BANK OF SOUTH FLORIDA AND LARRY ROBINETTE.

         In July 1995, Harley S. Tropin, as the Chapter 11 trustee for the estates of Premium Sales Corporation, Plaza Trading Corporation and the designated corporate representative of Windsor Wholesale Corporation (the "Premium Debtors"), commenced an adversary proceeding against CNB and Larry Robinette in the United States Bankruptcy Court for the Southern District of Florida.

         In his complaint, the trustee alleged that various transactions between CNB and the Premium Debtors represented avoidable transfers under federal bankruptcy and federal and state fraudulent conveyance laws. He has requested a judgment against CNB for all amounts involved in these transactions, which have not been specified but could exceed $750 million. The trustee further alleged that CNB extended unsecured credit to the Premium Debtors by providing access to uncollected funds and by permitting certain overdrafts. He has also alleged that CNB should be required to return the profits which it received from servicing of the Premium Group accounts under a theory of unjust enrichment.

         CNB has filed an answer denying all of the trustee's allegations. CNB believes that the allegations are based on incorrect interpretations of law that are factually inaccurate. CNB is vigorously defending these claims. However, in light of the uncertain nature of litigation, there can be no assurance that this matter will be resolved without liability to CNB.

HARLEY S. TROPIN, AS RECEIVER, V. KENNETH THENEN, ET AL.

         On December 23, 1993, Harley S. Tropin, as receiver for certain members of the Premium Group, filed a complaint in the United States District Court for the Southern District of Florida against various parties seeking to recover unspecified damages suffered by the Premium Group from the defendants' participation and assistance in the allegedly fraudulent scheme conducted by the Premium Group. In October 1995, the receiver amended its complaint to add CNB as an additional defendant in the litigation. In its complaint, the receiver has alleged that CNB aided, abetted and participated in the fraudulent scheme and, therefore, is liable to the receiver for the damages suffered by these corporations as a result of the "Ponzi" scheme. CNB intends to vigorously defend the allegations made in this complaint. CNB believes that the allegations lack merit as a matter of law and questions whether the receiver has standing to assert claims for these alleged damages. However, in light of the uncertain nature of litigation, there can be no assurance that this matter will be resolved without any liability to CNB.

GRAND JURY INVESTIGATION

         CNB is aware that the U.S. Attorney convened a grand jury to investigate possible criminal violations with respect to the Premium Group matter. To date, several directors and officers of CNB have appeared as witnesses before the grand jury. The U.S. Attorney's office has informed CNB and Larry Robinette that they are subjects, but not target, of the investigation. At the present time, none of the directors or other officers of CNB are subjects or targets. The Department of Justice Manual defines a subject as "a person whose conduct is within the scope of the grand jury's investigation." A target is a "person as to whom the prosecutor or the grand jury has substantial evidence linking him to the commission of a crime and who, in the judgment of the prosecutor, is a punitive defendant." To date, no parties have been indicted by the grand jury with respect to the Premium Group matter.

RELATED MATTERS

         CNB has expended approximately $ 1,120,000 through June 30, 1996 in legal fees and other expenses in connection with the legal proceedings related to the failure of the Premium Group. CNB is currently spending more than $25,000 per month for legal fees and related items with respect to the pending litigation. It expects this amount to increase when the pending cases go to trial which has been scheduled for October 1996. The Premium Group matter has been highly publicized in South Florida and widely reported by the local media. This has resulted in adverse publicity for CNB, and may have caused a loss of business for CNB in the form of deposit withdrawals and other customer relationships. It is likely that the Premium Group cases will continue to have an adverse effect on CNB until they are resolved.

         As indicated above, CNB has denied any knowledge or responsibility for the fraud allegedly committed by the Premium Group and believes that it should ultimately prevail on all of the claims made against it. However, due to the uncertain nature of litigation, there can be no assurance that this matter will be resolved without liability to CNB (whether as a result of a settlement or a judgment).

POTENTIAL LITIGATION INVOLVING FLORIDA HOME FINDERS, INC.

         In June 1995, CNB made a loan in the amount of $2,000,000 to the principals of Florida Home Finders, Inc. ("FHF"). The loan was utilized to pay part of the purchase price of FHF owed by the principals to the former owners of FHF. The loan was secured by a pledge of a $2,000,000 certificate of deposit established by FHF at the time of the loan. FHF is a property management company. As part of its business, it apparently received security deposits from tenants at properties managed by FHF. It has been alleged that FHF utilized these tenant security deposits to establish the certificate of deposit at CNB.

         In September, 1995, the Florida Department of Business Regulation (the "DBR") filed an action in the Circuit Court for St. Lucie County against FHF and its principals based on the alleged misuse of the tenant security deposits and other items. As part of this proceeding, the DBR sought a temporary injunction preventing CNB from offsetting the $2,000,000 certificate of deposit against the amount of the loan. In seeking the injunction, the DBR alleged that the certificate of deposit represented tenants' security deposits and that such funds should have been held in segregated accounts by FHF. The court granted the temporary injunction without notice to CNB. CNB subsequently intervened in the proceeding and requested the court to dissolve the injunction because: (i) CNB had a valid and perfected security interest in the certificate of deposit, (ii) FHF had the right under Florida law to utilize the security deposits to establish the certificate of deposit because it had posted a $250,000 bond with the State of Florida; and (iii) certain other reasons. The court subsequently held that the injunction would dissolve within 10 days unless the DBR either posted a bond in the amount of $25,000,000 with the court, or filed a motion with the appellate court with respect to its obligation to post the bond. The DBR failed to take either action within the required time period.

         In October, 1995, CNB took the position that the injunction against CNB was dissolved because the DBR had failed to take either of the required actions within the required time period. Accordingly, CNB applied the certificate of deposit against the outstanding balance of the loan. The receiver for FHF subsequently notified CNB that the set off of the certificate of deposit was improper, and demanded that the certificate of deposit be reestablished. The receiver requested they be able to amend the Complaint against CNB and Atlantic Gulf Communities as well as add other defendants which includes but is not limited to three other banks that acted as depositories of the security deposit accounts. The Amended Complaint that is to be filed by the attorney for the receiver is due on August 13, 1996. It is CNB's position that it acted properly and is entitled to retain the proceeds from the certificate of deposit.

CERTAIN ENVIRONMENTAL MATTERS

         At the time of the merger, Carney Bank was involved in an environmental matter with respect to hazardous substances on certain real property. As a result of the merger, the Company is now subject to such proceedings as successor in interest to Carney Bank.

         In 1993, Carney Bank took title to the premises of a former dry cleaner located in Coral Springs, Florida pursuant to a foreclosure sale. Carney Bank then arranged to sell the property to a third party. The purchaser required that an environmental study be performed after the closing and that Carney Bank indemnify the purchaser against any expenses that might result from the presence of hazardous substances on the property. After the sale, Carney Bank engaged an independent consultant to perform an environmental study of the property. This study indicated that hazardous substances were located at the property. Based on this study, Carney Bank's environmental consultant prepared a remedial action plan (the "RAP") and submitted it to the Broward County Department of Natural Resource Protection ("Broward County"). The RAP sets forth a plan to clean up the hazardous substances over a period of two years. Carney Bank's consultant has estimated that the cost of the plan will be approximately $178,000. There can be no assurance that the actual cost of clean up will not exceed the estimate made by Carney Bank's consultant. The RAP has received final approval from Broward County.

         In 1994, the State of Florida established a Dry Cleaning Solvent Superfund program (the "Program") under which the State of Florida will pay for the clean-up of certain contaminated dry cleaning sites. The State of Florida has not yet issued regulations and an application form under the Program. When the application form becomes available, the Company will apply for inclusion in the Program. Based on the eligibility criteria set forth in the legislation, the property would appear to qualify for inclusion in the Program. The Program preempts local government and private enforcement actions with respect to contaminated sites eligible for inclusion in the Program.

         During 1995, Broward County requested Carney Bank to proceed with the RAP at its own expense. Carney Bank resisted this request because it would jeopardize its right to receive benefits of the Program. In October, 1995, Carney Bank met with officials of Broward County to discuss this matter. Based on the discussions, Carney Bank concluded that it was unlikely that Broward County would institute an enforcement action with respect to the property.

         If Broward County institutes enforcement action against the Company with respect to the property, the Company intends to vigorously defend such actions based on applicable provisions of Florida law. Although there can be no assurance that those defenses would be successful or that the Company would not be required to pay for clean up of the property, the Company believes that any enforcement action against the Company will not have a material adverse effect on the business or financial position of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

         (a) The exhibits set forth in the following Index of Exhibits are files as a part of this report.

EXHIBIT NO.       DESCRIPTION

27                Financial Data Schedule


         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Miami Beach, Florida, on August 12, 1996.

                                          COUNTY FINANCIAL CORPORATION

                                          By: /s/ GEORGE M. APELIAN, PRESIDENT
                                             ---------------------------------
                                              George M. Apelian, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on August 12, 1996.

SIGNATURES                  TITLE

/s/ GEORGE M. APELIAN
- - -------------------------   President, Chief Executive Officer and Director
George M. Apelian           (Principal Executive Officer)

/s/ EILEEN A. SALSANO
- - -------------------------   Executive Vice President and Chief Operating Officer
Eileen A. Salsano          (Principal Financial Officer and Principal
                             Accounting Officer)


 COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)
- - ----------------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,      DECEMBER 31,
ASSETS                                                                    1996            1995
                                                                       (UNAUDITED)
EARNING ASSETS:
  Loans                                                                 $ 145,710      $ 139,387
  Less: Unearned Income                                                      (746)          (110)
           Allowance for loan losses                                       (2,587)        (3,040)
                                                                        ---------      ---------

           Total loans, net                                               142,377        136,237

  Securities held to maturity                                                   0          1,635
  Securities available for sale                                            60,086         58,719
  Federal funds sold                                                        2,725         12,136
                                                                        ---------      ---------

            Total earning assets                                          205,188        208,727

  CASH AND DUE FROM BANKS                                                  12,778         14,732
  PREMISES AND EQUIPMENT, Net                                               4,270          4,369
  OTHER REAL ESTATE OWNED, Net                                              3,394          3,329
  INTEREST RECEIVABLE                                                       1,826          1,865
  OTHER ASSETS                                                              1,305          1,000
                                                                        ---------      ---------

  TOTAL                                                                 $ 228,761      $ 234,022
                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST BEARING LIABILITIES Interest bearing deposits:
  Savings accounts                                                      $  24,629      $  23,479
  Interest checking, interest checking plus, and moneyfund accounts        71,290         74,247
  Certificates of deposit, $100,000 and over                               14,936         12,928
  Other certificates of deposit                                            37,449         40,904
                                                                        ---------      ---------

        Total interest bearing deposits                                   148,304        151,558


  Securities sold under repurchase agreements                                 475          1,777
  Other borrowings                                                            900            950
                                                                        ---------      ---------

        Total interest bearing liabilities                                149,679        154,285


  Demand deposits                                                          55,146         57,687
                                                                        ---------      ---------

        Total                                                             204,825        211,972

  Interest payable                                                            684            729
  Other liabilities                                                         1,577            890
                                                                        ---------      ---------

         Total liabilities                                                207,086        213,591
                                                                        ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock $0.01 par value; 1,500,00 shares
    authorized; 1,263,617 issued and outstanding                               13             13
  Capital surplus                                                          13,554         13,554
  Retained earnings                                                         8,363          6,661
  Net unrealized (loss) gain on securities available for sale,
     net of taxes                                                            (255)           203
                                                                        ---------      ---------

  Total stockholders' equity                                               21,675         20,431
                                                                        ---------      ---------

TOTAL                                                                   $ 228,761      $ 234,022
                                                                        =========      =========

   See accompanying notes to unaudited consolidated financial statements.


COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                    For the Quarter Ended            For the Six Months Ended
                                                                             June 30                          June 30,
                                                                       1996             1995             1996             1995
                                                                    (unaudited)     (unaudited)      (unaudited)      (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                       $     3,457      $     3,470      $     6,746      $     6,846
  Interest on investment securities:
    Taxable                                                                986              842            1,846            1,688
    Non-taxable                                                              2               23               11               47
  Interest on federal funds sold                                            76              169              254              226
                                                                   -----------      -----------      -----------      -----------
           Total interest income                                         4,521            4,504            8,857            8,807
                                                                   -----------      -----------      -----------      -----------

INTEREST EXPENSE:
  Savings                                                                  166              187              338              386
  Interest checking, interest checking plus and moneyfund accounts         413              495              854            1,006
  Certificates of deposit, $100,000 and over                               191              144              360              260
  Other certificates of deposit                                            505              527            1,010              946
  Interest on other borrowings                                              34               38               80               72
                                                                   -----------      -----------      -----------      -----------

          Total interest expense                                         1,309            1,391            2,642            2,670
                                                                   -----------      -----------      -----------      -----------

NET INTEREST INCOME                                                      3,212            3,113            6,215            6,137
  Provision for loan losses                                                  6               79               12              145
                                                                   -----------      -----------      -----------      -----------
NET CREDIT INCOME                                                        3,206            3,034            6,203            5,992
                                                                   -----------      -----------      -----------      -----------

NON-INTEREST OPERATING INCOME:
  Service charges on deposit accounts                                      601              623            1,220            1,263
  Net loss on sale of investment securities                                (20)              (9)              (7)             (12)
  Other                                                                     91               71              192              174
                                                                   -----------      -----------      -----------      -----------

            Total non-interest operating income                            672              685            1,405            1,425
                                                                   -----------      -----------      -----------      -----------

NON-INTEREST OPERATING EXPENSE:
  Personnel expense                                                      1,385            1,406            2,874            2,870
  Occupancy expense, net                                                   417              381              801              737
  Premises and equipment expense                                           149              153              289              301
  Other                                                                  1,033            1,096            1,888            2,051
                                                                   -----------      -----------      -----------      -----------

              Total non-interest operating expense                       2,984            3,036            5,852            5,959
                                                                   -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                                 894              683            1,756            1,458
PROVISION FOR INCOME TAXES                                                   0              207               54              495
                                                                   -----------      -----------      -----------      -----------

NET INCOME                                                         $       894      $       476      $     1,702      $       963
                                                                   ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE                                          $      0.71      $      0.38      $      1.35      $      0.76
                                                                   ===========      ===========      ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING                                    1,263,617        1,263,617        1,263,617        1,263,617
                                                                   ===========      ===========      ===========      ===========

See accompanying notes to unaudited consolidated financial statements.


                  COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               NET
                                                                            UNREALIZED
                                                                         GAIN (LOSS) ON
                                                                           SECURITIES
                                             COMMON    CAPITAL   RETAINED   AVAILABLE
                                              STOCK    SURPLUS   EARNINGS    FOR SALE     TOTAL
                                           --------   --------   --------    --------    --------

BALANCE, DECEMBER 31, 1995 (as reported)        $10     $4,679     11,982        $203     $16,874


  Merger with Carney Bank                         3      8,875     (5,321)       --         3,557
                                           --------   --------   --------    --------    --------
BALANCE, DECEMBER 31, 1995 (as restated)         13     13,554      6,661         203      20,431

  Net change in unrealized gain (loss)
   on securities available for sale,
   net of taxes                                --         --         --          (458)       (458)
  Net income for the six months ended                               1,702                   1,702
                                           --------   --------   --------    --------    --------
BALANCE JUNE 30, 1996 (unaudited)               $13    $13,554     $8,363       ($255)    $21,675
                                           ========   ========   ========    ========    ========


See accompanying notes to unaudited consolidated financial statements.


                 COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          1996           1995
                                                                       (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                              $  1,702         963
  Adjustments to reconcile net income to net
    cash provided by operating activitivities
    Provision for loan losses                                                   12         145
    Depreciation and amortization                                              224         293
    Deferred income tax benefit                                                (17)        (14)
    Net loss on sale of investment securities                                    7          12
    Decrease in interest receivable                                             39         365
    Decrease (increase) in other assets                                         10        (130)
    (Decrease) increase in interest payable                                    (46)         64
    Increase in other liabilities                                              686         227
                                                                          --------    --------
         Net cash provided by operating activities                           2,617       1,925
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of securities held to maturity            0       9,714
    Proceeds from sales and maturities of securities available for sale     22,133       5,500
    Purchase of securities available for sale                              (22,710)     (8,800)
    (Increase) decrease in loans, net                                       (6,099)      2,960
    Proceeds from sale of other real estate owned                               29          18
    Purchases of premises and equipment, net                                  (187)       (245)
                                                                          --------    --------
         Net cash (used in) provided by investing activities                (6,834)      9,147
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in savings                                           1,150      (3,280)
    Decrease in interest checking, interest checking plus and moneyfund     (3,415)    (10,317)
    (Decrease) increase in certificates of deposit                          (1,446)     11,485
    (Decrease) increase in securities sold under repurchase agreements        (845)        241
    Repayment of long-term borrowings                                          (50)        (50)
    Decrease in demand deposits                                             (2,542)     (4,309)
                                                                          --------    --------

         Net cash used in financing activities                              (7,148)     (6,230)
                                                                          --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (11,365)      4,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            26,868      17,317
                                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 15,503      22,159
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                              $  2,596       2,606
                                                                          ========    ========

  Income Taxes                                                            $      0         593
                                                                          ========    ========

See accompanying notes to unaudited consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

      County Financial Corporation ("C.F.C."), a one Bank holding company, its wholly-owned banking subsidiary, County National Bank of South Florida (the "Bank") and its inactive wholly-owned non-banking subsidiary, Carnco Corporation ("Carnco") are primarily engaged in the traditional banking practices of gathering deposits and investing in loans and investment securities. The Bank offers these services through its main office and eleven branches located in Dade, Broward, and Palm Beach County, Florida. Substantially all of the Bank's activities are conducted with customers in South Florida.

      The accounting and reporting policies and practices of C.F.C., the Bank, and Carnco conform to the practices in the banking industry and generally accepted accounting principles.

      The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1995 Annual Report to Stockholders of County Financial Corporation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by C.F.C. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote statements have been omitted pursuant to such rules and regulations. Although C.F.C. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with C.F.C.'s audited 1995 consolidated financial statements and the notes thereto.


2.       MERGER WITH CARNEY BANK

      On January 12, 1996, Carney Bank was merged with and into the Bank with the Bank being the surviving corporation. The merger was made pursuant to an Agreement and Plan of Reorganization and related Agreement to Merge (the "Merger Agreement"), dated May 10, 1995. Under the terms of the Merger Agreement, the Company issued 284,564 shares of its common stock in exchange for all outstanding common stock, stock options, and warrants of Carney Bank. The merger was accounted for as a pooling of interests, and accordingly, all prior period financial information has been restated.