Form 10QSB
period 1996-09-30
COUNTY FINANCIAL CORP
filed 1996-11-19
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ACT OF 1934

     For the quarter ended September 30, 1996

     [ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from_____________to________________

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

                                 Yes [X] No [ ]

      As of October 31, 1996, the registrant had 1,263,628 outstanding shares of common stock $.01 par value.

           Transitional Small Business Disclosure Format (check
one):  Yes  [ ]   No  [X]

      Total Pages: 26                           Exhibit Index : Page 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

      The consolidated financial statements of County Financial Corporation and its subsidiaries (the "Company" or "CFC") for the nine months ended September 30, 1996 and 1995 are set forth on pages 22 to 26 of this Form 10-QSB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

SETTLEMENT OF PREMIUM GROUP LITIGATION

      On October 9, 1996, the Company's wholly-owned subsidiary, County National Bank of South Florida ("CNB"), agreed to settle all of the pending litigation arising from the failure of the Premium Group. Under the terms of the proposed settlement, CNB will pay the amount of $3 million to various plaintiffs in January 1997. The parties are currently negotiating the terms of the settlement agreement, which must be approved by the Courts involved. CNB expects that such approval will be obtained in December 1996. The impact of the settlement on CFC's financial condition and future results is discussed in greater detail in the section below entitled "Impact of Premium Group Settlement." The background of the litigation is described in Part II - Item 1 - "Legal Proceedings."

RESULTS OF OPERATIONS

      CFC's consolidated net income for the first nine months of 1996 was $2,727,000 or 64.5% more than the $ 1,658,000 earned in the same period in 1995. Net income per common share was $ 2.16 in 1996 and $ 1.31 in 1995. CFC's performance in the first nine months of 1996 resulted in a return on average stockholders' equity of 17.2%, compared to 11.6% in 1995. The return on average assets was 1.58% in 1996, compared to 0.98% in 1995.

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

NET INTEREST INCOME

      Net interest income is defined as the total of interest income on earning assets less interest expense on deposits and other interest-bearing liabilities. Earning assets, which consist of loans, investment securities and federal funds sold are financed by a large base of interest-bearing funds in the form of money-market, NOW, savings and time deposits. Earning assets are also funded by the net amount of non-interest related funds, which consist of non-interest bearing demand deposits, the allowance for loan losses and stockholders' equity, reduced by non-interest bearing assets such as cash and due from banks, and premises and equipment, and other real estate owned ("OREO").

      The following table sets forth the Company's average balance sheets and related interest, yield and rate information for the first nine months of 1996 and 1995.

                                                           AVERAGE BALANCE SHEETS
                                                           (AMOUNTS IN THOUSANDS)
                                                               SEPTEMBER 30,
                                                1996                               1995
                                  -------------------------------     ------------------------------
                                  AVERAGE                  YIELD/     AVERAGE                 YIELD/
                                  BALANCE     INTEREST      RATE      BALANCE    INTEREST      RATE
ASSETS
EARNING ASSETS:
Loans, net of unearned income     $139,300     $10,347      9.92%    $133,408     $10,387      10.41%
Investment Securities               61,043       2,728      5.97%      64,685       2,647       5.47%
Federal funds sold                  10,153         401      5.28%       8,020         357       5.95%
                                  --------     -------      -----    --------     -------       -----

   Total earning assets            210,496      13,476      8.55%     206,113      13,391       8.69%
                                  --------     -------      -----    --------     -------       -----
NON-INTEREST EARNING
   ASSETS:
Cash and due from banks             12,703                             11,853
Premises and equipment, net          4,232                              4,274
Other Real Estate Owned, net         3,307                              3,999
Other assets                         2,672                              2,769
Allowance for loan losses           (2,617)                            (2,887)
                                  --------                           --------
   Total non-interest
   earning assets                   20,297                             20,008
                                  --------                           --------
     TOTAL ASSETS                 $230,793                           $226,121
                                  ========                           ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                  $ 23,763     $    502     2.82%    $ 26,039     $   571       2.93%
Money market/NOW accounts           74,055        1,304     2.35%      72,987       1,465       2.68%
Time deposits                       50,832        2,033     5.34%      50,258       1,980       5.27%
Repurchase agreements                  839           21     3.34%         863          19       2.94%
Other borrowings                       901           68    10.08%       1,071          87      10.86%
                                  --------     --------    ------    --------     -------      ------

Total interest
  bearing liabilities              150,390        3,928     3.49%     151,218       4,122       3.64%
                                  --------     --------    ------    --------     -------      ------

NON-INTEREST BEARING
  LIABILITIES:
Demand deposits                     57,230                             53,799
Other liabilities                    2,016                              1,926
  Total non-interest              --------                           --------
  bearing liabilities               59,246                             55,725
                                  --------                           --------
 Total liabilities                 209,636                            206,943

STOCKHOLDERS' EQUITY                21,157                             19,178
                                  --------                           --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $230,793                           $226,121
                                  ========                           ========

Net interest Income/Spread                       $9,548     5.06%                 $ 9,269       5.05%
                                               ========                           =======

Net Interest
Yield                                                       6.06%                               6.01%
                                                           ======                              ======

Notes:
           - The amounts set forth as average balances are based on daily averages for each period.
           - Loan fees, which are included in interest income and in the calculation of average yields, were $201,000 and $ 251,000 in the first nine months of 1996 and 1995, respectively.
           -  Tax exempt income is not calculated on a tax equivalent basis.
           -  Non-accruing loans are included in average loans.

      Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

      Net interest income for the first nine months of 1996 was $ 9,548,000, up 3.0% from $9,269,000 in 1995. Interest income from earning assets increased from $13,391,000, in the first nine months of 1995 to $13,476,000 in the same period of 1996. This increase was due to the increase in the yield on investment securities from 5.47% in the first nine months of 1995 to 5.97% in the same period of 1996; although, the average investment balance decreased $3,642,000. Average federal funds sold increased $2,133,000, as well as average loans which showed a $5,892,000 increase. The increase in average loans was accompanied by a decline in the average yield which dropped from 10.41% for the first nine months of 1995 to 9.92% in the first nine months of 1996. The effect of these factors was to cause the yield on the Company's earning assets to decline from 8.69% for the first nine months of 1995 to 8.55% for the first nine months of 1996.

      Interest expense on interest bearing liabilities decreased from $4,122,000 in the first nine months of 1995 to $3,928,000 in the first nine months of 1996. This decrease was due to a $2,276,000 decrease in average savings, and a decrease in the yield on average Money Market/NOW accounts, from 2.68% in 1995 to 2.35% in 1996, even though the average balance increased $1,068,000. These decreases more than offset a $ 574,000 increase in average time deposits during the same period. The cumulative impact of these changes was to decrease the average cost of funds from 3.64% for all interest bearing liabilities for the first nine months of 1995 to 3.49% for the first nine months of 1996.


NON-INTEREST INCOME

      Non-interest income in the first nine months of 1996 totaled $ 2,063,000, compared with $2,116,000 in 1995. Customer service charges on deposit accounts totaled $ 1,795,000 in 1996, down 2.4% from $1,840,000 in 1995 due to customers shifting their funds to time deposits, which do not pay service charges.

INVESTMENT SECURITIES GAINS AND LOSSES

      At September 30, 1996, the Company held investment securities with a market value of $55,680,000, which was $308,000 lower than the amortized cost of the portfolio. This difference consisted of $164,000 of gross unrealized gains and $472,000 of gross unrealized losses. There were net losses of $ 11,000 from the sale of securities in the first nine months of 1996, versus net losses of $ 12,000 in the same period of 1995.

PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $ 18,000 in the first nine months of 1996 compared to $107,000 in 1995. The decrease of $ 89,000 was due to the charge-off of a $40,000 real estate loan of Carney Bank in August, 1995, and an additional $49,000 added to its allowance for loan losses as a contingency for possible charge-offs. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES

      Non-interest expenses for the first nine months of 1996 totaled $8,812,000, which was down 0.2% from $8,833,000 in 1995. Non-interest expenses are discussed below in more detail.

      PERSONNEL. Personnel expense (which includes salaries and benefits) represented 47.9% of total non-interest expenses in 1996. Personnel expenses decreased 1.3% to $4,224,000 in 1996 from $4,281,000 in 1995. Staff on a full-time equivalent basis averaged 159 in 1996 compared to 179 in 1995. These decreases were the result of the reduction of several employees after the consummation of the merger with Carney Bank, the elimination of the internal audit department which was replaced by an external source, and other positions absorbed due to attrition and reorganization.

      OCCUPANCY EXPENSE. Net occupancy expense in 1996 totaled $1,217,000, up 6.9% from $1,138,000 in 1995. The increase was due to the opening of a new branch in Coral Springs, Florida in March 1995, and higher rent at existing branch locations due to CPI increases.

      PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes furniture and equipment depreciation, rental and maintenance, totaled $443,000 in 1996, down 2.4% from $454,000 in 1995. The decrease was due to the elimination of several of Carney Bank's equipment maintenance contracts after the consummation of the merger.

      OTHER NON-INTEREST EXPENSES. Other non-interest expenses for the first nine months of 1996 totaled $2,928,000, down 1.1% from $2,960,000 in 1995. This category of expenses continues to be impacted by relatively high legal and professional service fees. Legal and other professional fees for the Premium Group matter were $650,000 in the first nine months of 1996, compared to $271,000 in 1995. See "Legal Proceedings." This increase was more than offset by a decline in several expense categories, including a decline in the FDIC assessment which dropped from $275,000 in 1995 to $7,000 in 1996; and the level of OREO write-downs which decreased from $100,000 in 1995 to $35,000 in the same period of 1996.


PROVISION FOR INCOME TAXES

      The provision for income tax totaled $54,000 in 1996 compared with $787,000 in 1995. The decrease is due to the utilization of Carney Bank's net operating loss carryforwards of approximately $2.7 million which became available to CFC upon consummation of the merger. During the first quarter of 1996 CFC recalculated the estimated net operating loss carryforward and as a result of the recalculation the amount of the NOL decreased from $2.9 million to $2.7 million. The Company is eligible to utilize this loss for income earned after January 12, 1996 (i.e., the date of the merger). Based on the Company's earnings during the first 10 months of 1996, the NOL has been fully utilized.

CAPITAL EXPENDITURES

      CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the first nine months of 1996 equaled $297,000 compared to $464,000 in 1995, and were principally related to equipment purchased for various branch sites and changes in equipment due to technological advances. CFC received approval from the Office of the Comptroller of the Currency for the opening of a new branch in Pembroke Pines, Florida on August 30, 1996. The opening date is anticipated for the second quarter of 1997 and capital expenditures have been estimated at $507,000. A new application was filed with the O.C.C. on October 29, 1996 for the opening of a branch in Boca Raton, Florida. The opening date is anticipated for the first quarter of 1997 and capital expenditures have been estimated at $50,000. The Company also expects to incur other start up costs and expenses in connection with the opening of these branches.

ASSET QUALITY AND CREDIT RISK

      INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities, state and municipal securities, and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury, other U.S. government entities and states constitute approximately 99% of CFC's investment portfolio at September 30, 1996. CFC believes that the securities have very little risk of default. At September 30, 1996, 100% of the securities held in CFC's investment portfolio were classified available for sale. Of those securities, 99.8% were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Only one security, a $95,000 municipal bond acquired through the merger, is rated A minus ("A-"). Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility. Approximately 41.6% of these securities mature in one year or less and 97.9% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

      The following table sets forth information regarding the composition of the investment portfolio at September 30, 1996 and 1995 (amounts in thousands).


           INVESTMENT PORTFOLIO
                                             SEPTEMBER 30,
                                          ------------------
                                          1996          1995
                                          ----          ----
                                        (amounts in thousands)

U.S. Treasury Securities                $31,377      $46,792

Securities of other U.S. Government      23,682       16,372
     agencies and corporations

Obligations of states and political          96        2,422
     subdivisions

Other Securities                            525          360
                                        -------      -------

      Total investments                 $55,680      $65,946
                                        =======      =======


      CFC's investment portfolio decreased by 15.6% from the period of September 30, 1995 to 1996, as a result of the sale of U.S. Treasury securities needed to fund loan growth and to accommodate the decline in total deposits. During this period, CFC has adjusted the mix of its investment securities from U.S. Treasury securities to securities of U.S. Government agencies to obtain higher yields. U.S. Treasury securities represented 56.4% in 1996, and 71.0% in 1995, while securities of U.S. Government agencies and municipals represented 42.7% in 1996, and 28.5% in 1995.

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

      As of September 30, 1996, approximately 77% of all CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectibility of these loans' are susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

      Most of the loans have a stated maturity of five to ten years and may be renewed or rolled over at maturity. At that time, CFC undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, CFC will generally renew the loan at prevailing interest rates. The following table divides CFC's loan portfolio into five categories.

                                 TYPES OF LOANS

                                                  SEPTEMBER 30,
                                            ------------------------
                                              1996            1995
                                            --------        --------
                                             (amounts in thousands)

Commercial, financial and agricultural      $ 31,977        $ 34,175

Real estate - construction                     9,304           9,035

Real estate - mortgage                       101,730          88,428

Installment loans                              1,621           2,572

Overdrafts                                       157              88
                                            --------        --------

      Total loans                           $144,789        $134,298
                                            ========        ========



      COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $31,977,000 at September 30, 1996, and $34,175,000 at September 30, 1995. Legally binding commitments to extend credit and letters of credit for these borrowers totaled $16,301,000 at September 30, 1996 compared to $20,882,000 at September 30, 1995.

      REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. CFC attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On September 30, 1996, construction loans totaled $9,304,000. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

      REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans were $101,730,000 at September 30, 1996. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market value, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

      CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At September 30, 1996, these loans totaled $80 million, or 55.3% of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more that 70%. At September 30, 1996, CFC had $3.7 million in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, compared to $0.4 million at September 30, 1995.

      Residential real estate loans totaled $22 million, or 15.2% of total loans at September 30, 1996, compared with $20 million, or 14.9% at September 30, 1995. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines which generally limit the loan-to-collateral value to not more than 70% to 80%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totaled $2,068,000 as of September 30, 1996 compared to $1,209,000 as of September 30, 1995.

      INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $1.6 million, or 1.1% of total loans, on September 30, 1996, compared with $2.6 million, or 1.9% of total loans, on September 30, 1995. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

NON-PERFORMING ASSETS AND PAST DUE LOANS

      Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

      Maintaining a low level of non-performing assets is important to the ongoing success of any financial institution. CFC's credit review and approval process is critical to CFC's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is CFC's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis. Prior to 1995 CFC's results were adversely affected due to a relatively high level of OREO. This problem was mitigated in 1995 by CFC's success in selling a large amount of its OREO.

      The following table presents CFC's non-performing assets and past due loans for 1996 and 1995.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                     SEPTEMBER 30,
                                ----------------------
                                  1996          1995
                                --------      --------
                                (amounts in thousands)

Non-Accrual Loans                 $2,333      $1,311

OREO, net                          3,266       3,671
                                  ------      ------



Total Non Performing Assets       $5,599      $4,982
                                  ------      ------

Accruing Loans Past Due 90 Days   $    0      $  280
                                  ======      ======


      Of the total loan portfolio of $144.8 million at September 30, 1996, $5.6 million or 3.9%, was non-performing, an increase of $617,000 from September 30, 1995. Non-performing loans at September 30, 1996 consisted of commercial and residential real estate loans. The increase in non-accrual loans of $1,022,000 was the result of eight real estate loans in the process of foreclosure. Subsequent to September 30, 1996, CFC entered into a settlement agreement with one borrower, and, as a result of such settlement, a loan in the amount of $357,000 was removed from the non-accrual category.

      Other real estate owned at September 30, 1996 consisted of $1,063,000 of residential real estate and $2,203,000 of commercial real estate. OREO at September 30, 1995 consisted of $1,233,000 of residential real estate and $2,438,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable.

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

      The overall credit quality of the loan portfolio has improved in recent years as evidenced by CFC's relatively low level of non-performing loans and net charge-offs. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to permit the level of the allowance for loan losses to drop to $2,502,000 at September 30, 1996, from $3,040,000 at December 31, 1995.

      CFC's allowance for loan losses at September 30, 1996 represents approximately 1.73% of total loans.

      For the nine months ended September 30, 1996, less that 0.38% of the entire loan portfolio was charged off, with net charge-offs being $556,000. In 1995, net charge-offs were 0.04% of the entire portfolio. During the third quarter of 1996, CFC experienced a lower level of net charge-offs which amount to $91,000. The net amounts charged-off were $24,000 in commercial loans, $73,000 in residential real estate loans, $3,000 in installment loans, and recoveries of $9,000 in commercial real estate loans.

FINANCIAL CONDITION

      CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

      INVESTMENT SECURITIES. As of September 30, 1996, investment securities averaged $61.0 million or 29.0% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. The average investment portfolio, all of which has been classified as available for sale, decreased 5.6% from $ 64.7 million at September 30, 1995 to $ 61.0 million at September 30, 1996.

      LOANS. Loans averaged $ 139.3 million in the first nine months of 1996 compared to $133.4 million for the same period of 1995, or an increase of 4.4%. See "Asset Quality and Credit Risk
- Loans," above.

      INTEREST-BEARING LIABILITIES. Total interest-bearing liabilities averaged $ 150.4 million in the first nine months of 1996, down from $ 151.2 million in 1995. The decline in average savings of $ 2.3 million or 8.7% was due to lower interest rates which resulted in customers shifting their funds into higher yielding investments, a loss of some former Carney customers and continuing competition from mutual funds and credit unions. Average money market and now deposits increased $1.1 million or 1.5%, and average time deposits increased $0.6 million or 1.1% compared to 1995.

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

      Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at September 30, 1996 was such that net interest income would decline modestly if there were an increase in short-term interest rates.

      CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

      As of September 30, 1996, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $24.2 million. This positive gap at September 30, 1996 was 10.5% of total assets compared with 9.6% at September 30, 1995. The primary cause for this increase in the gap was the increase in the percentage of variable rate loans to total loans, from 72% at September 30, 1995 to 77% at September 30, 1996, which represented an increase in the amount of interest sensitive loans maturing within one year of $9.5 millions.

      CFC's targeted gap position is in the range of negative 5 percent to positive 10 percent. Therefore, the 10.5% interest sensitive gap position for September 30, 1995 is an exception to the policy. CFC intends to address this issue, as well as its overall exposure to changing rates, in its next ALCO meeting. At this meeting, CFC expects to reevaluate the structure of its interest sensitive assets and liabilities and the adequacy of its current policy limits. CFC measures its gap position as a percentage of its total assets.

      While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

      One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the first nine months of 1996, stockholders' equity increased by $
2.3 million, or 11.4%, from December 31, 1995.

      The Federal Reserve's final rules pertaining to risk-based capital became effective as of December 31, 1992. Under these rules, at September 30, 1996, CFC's tier one capital was 14.1% and the total capital was 15.4% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. All of these capital ratios increased during the third quarter of 1996 compared to the same period of 1995 as equity capital increased by 13.0% and assets only increased by 1.6%. CFC's leverage ratio (tier one capital to total average quarterly assets) of 9.9% at September 30, 1996, is also well in excess of the minimum 4% requirement.

IMPACT OF PREMIUM GROUP SETTLEMENT

      In October 1996, CFC agreed to settle all of the outstanding litigation arising from the failure of the Premium Sales Corporation and certain of its affiliates (the "Premium Group"). This litigation is described in greater detail in Part II - Item 1 - "Legal Proceedings."

      Under the terms of the proposed settlement, CNB will pay $3 million to the plaintiffs in January 1997. The settlement is subject to the completion of a definitive settlement agreement and its subsequent approval by the Courts involved. This is expected to occur in December 1996.

      CFC expects that it will expense the entire amount of the settlement for accounting purposes during the fiscal year ended December 31, 1996. As a result, earnings for 1996 will be almost entirely offset by the amount of the settlement. The settlement is also expected to reduce interest income in 1997 due to the decrease in earning assets of CFC. However, such drop is expected to be substantially offset by reduced legal and professional fees resulting from the settlement of the case.

      For income tax purposes, CFC expects to expense the settlement at the time of payment (i.e., in January 1997). Assuming that CFC continues its current level of operating profitability, the $3 million settlement will, for tax purposes, offset a substantial portion of CFC's anticipated taxable income for 1997.

      CFC will fund the settlement from its existing cash (and due from banks) which were more that $15 million as of September 30, 1996. As a result, CFC does not expect that the settlement will have a significant impact on CFC's liquidity which is currently at a relatively high level.

      At the time of the payment, CFC's stockholder equity will be decreased by $3 million. This will result in an immediate decrease of the book value per share of the outstanding common stock. Assuming that the settlement had been consummated as of September 30, 1996, CFC's book value per share would have decreased from $ 18.17 per share to $ 15.79 per share.

      The proposed settlement will reduce CFC's regulatory capital. Assuming that the settlement had been consummated as of September 30, 1996, CFC's tier one capital would have declined from 14.1% to 12.3%, and its total capital would have declined from 15.4% of risk-based assets to 13.5% of risk-based assets. In each case, the lower ratios would still exceed the minimum capital requirements of 4% for tier one capital and 8% for total risk-based capital. Likewise, CFC's leverage ratio (tier one capital to total average quarterly assets) would have declined from 9.9% on September 30, 1996 to 8.6%, which amount would still exceed the minimum 4% requirement.

      The foregoing discussion of the impact of the Premium Group settlement on the earnings and financial condition of CFC assumes that the settlement is consummated on the terms outlined in the proposed settlement agreement. The completion of the settlement is, however, subject to the execution of a definitive settlement agreement as well as the approval of such agreement by the courts. There can be no assurance that these matters will be consummated under the terms outlined. Furthermore, the analysis of the impact of the proposed settlement is based on a variety of assumptions regarding future conditions and the application of accounting and income tax principles. However, it is possible that upon further review certain of these assumptions may need to be revised, which would result in changes to the analysis.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

PREMIUM GROUP LITIGATION

      As previously reported, CNB is party to several legal proceedings arising out of the failure of the food "diverting" business owned and operated by Premium Sales Corporation, Plaza Trading Corporation and certain of their affiliates and associates (the "Premium Group"). In June 1993, the Premium Group was forced into bankruptcy and a receiver was appointed for the principal members of the Premium Group. It appears that the Premium Group financed a major portion of their operations by attracting funds from private investors. Many of the investors in the Premium Group have alleged that the Premium Group was involved in a "Ponzi" scheme in which the Premium Group paid high rates of return to early investors from funds raised from later investors.


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

      On October 9, 1996 the Class Plaintiffs, CNB, and Harley Tropin as Trustee and Receiver for certain Premium Group companies agreed to settle the pending Premium litigation for payment by CNB of $3,000,000. The details of this settlement are being finalized and CNB expects a formal agreement to be executed and submitted to the Court for approval in the near future.

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

      In October 1996, CNB and Harley S. Tropin, as trustee, agreed to settle this case as part of the settlement for the Walco case described above.

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

      In October 1996, CNB and Harley S. Tropin, as receiver, agreed to settle this case as part of the settlement for the Walco case described above.

GRAND JURY INVESTIGATION

      CNB is aware that the U.S. Attorney convened a grand jury to investigate possible criminal violations with respect to the Premium Group matter. To date, several directors and officers of CNB have appeared as witnesses before the grand jury. A federal grand jury has indicted the principal Premium players alleging fraud. This has been under investigation for several years. One officer of CNB, Larry Robinette, has been indicted for complicity in the fraud. Mr. Robinette has vigorously denied the charges and is entitled to the constitutional presumption of innocence. No other officer or director of CNB nor was the Bank itself named either as a target of the investigation or charged with any wrongdoing.

RELATED MATTERS

      CNB has expended approximately $ 1,400,000 through September 30, 1996 in legal fees and other expenses in connection with the legal proceedings related to the failure of the Premium Group. CNB is currently spending more than $70,000 per month for legal fees and related items with respect to the pending litigation. These costs have largely diminished since the October 9th settlement, however, fees will continue to accrue at a reduced level as the settlement is finalized.

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

      In August 1996, the receiver for FHF filed an amended complaint against a variety of plaintiffs with respect to the activities of FHF. In the amended complaint, the receiver seeks, among other things, the return of the $2 million certificate of deposit set off by CNB based upon theories of fraudulent transfer, negligence and unjust enrichment. Although CNB has not yet filed its answer to the amended complaint, it intends to vigorously defend its position in this litigation.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-KSB

      (a) The exhibits set forth in the following Index of Exhibits are files as a part of this report.
                                                    SEQUENTIAL
EXHIBIT NO.     DESCRIPTION                         PAGE NO.
-----------     -----------                         ----------


                Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Miami Beach, Florida, on Novermber 13, 1996.

                               COUNTY FINANCIAL CORPORATION

                               By: /s/ George M. Apelian
                                 ---------------------------------------
                                    George M. Apelian, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on November 13, 1996.

SIGNATURES                TITLE
----------                -----


/s/ George M. Apelian     President, Chief Executive Officer and Director
George M. Apelian         (Principal Executive Officer)



/s/ Eileen A. Salsano     Executive Vice President and Chief Operating Officer
Eileen A. Salsano         (Principal Financial Officer and Principal Accounting
                          Officer)

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                1996               1995
                                                                   (unaudited)
                                                                  -------------      ------------
EARNING ASSETS:
  Loans                                                             $ 144,789          $ 139,387
  Less: Unearned Income                                                  (812)              (110)
        Allowance for loan losses                                      (2,502)            (3,040)
                                                                    ---------          ---------
        Total loans, net                                              141,475            136,237

  Securities held to maturity                                               0              1,635
  Securities available for sale                                        55,680             58,719
  Federal funds sold                                                    8,537             12,136
                                                                    ---------          --------

        Total earning assets                                          205,692            208,727

  CASH AND DUE FROM BANKS                                              15,179             14,732
  PREMISES AND EQUIPMENT, Net                                           4,223              4,369
  OTHER REAL ESTATE OWNED, Net                                          3,266              3,329
  INTEREST RECEIVABLE                                                   1,339              1,865
  OTHER ASSETS                                                          1,226              1,000
                                                                    ---------          ---------

  TOTAL                                                             $ 230,925          $ 234,022
                                                                    =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST BEARING LIABILITIES
Interest bearing deposits:
  Savings accounts                                                  $  23,337          $  23,479
  Interest checking, interest checking plus, and
    moneyfund accounts                                                 74,883             74,247
  Certificates of deposit, $100,000 and over                           12,718             12,928
  Other certificates of deposit                                        36,466             40,904
                                                                    ---------          ---------

        Total interest bearing deposits                               147,404            151,558

  Securities sold under repurchase agreements                             250              1,777
  Other borrowings                                                        875                950
                                                                    ---------          ---------

        Total interest bearing liabilities                            148,529            154,285

  Demand deposits                                                      56,729             57,687
                                                                    ---------          ---------

        Total                                                         205,258            211,972

  Interest payable                                                        699                730
  Other liabilities                                                     2,206                890
                                                                    ---------          ---------

        Total liabilities                                             208,163            213,592
                                                                    ---------          ---------
STOCKHOLDERS' EQUITY:
  Common stock $0.01 par value; 1,500,00 shares
    authorized; 1,263,628 at September 30, 1996 and
    1,263,617 at December 31, 1995, issued and outstanding                 13                 13
  Capital surplus                                                      13,553             13,553
  Retained earnings                                                     9,388              6,661
  Net unrealized (loss) gain on securities available
     for sale, net of taxes                                              (192)               203
                                                                    ---------          ---------

  Total stockholders' equity                                           22,762            -20,430
                                                                    ---------          ---------

TOTAL                                                               $ 230,925          $ 234,022
                                                                    =========          =========

See accompanying notes to unaudited consolidated financial statements.


  COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME
  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30                     SEPTEMBER 30,
                                                                 1996             1995            1996             1995
                                                              (unaudited)      (unaudited)     (unaudited)      (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                  $     3,601      $    3,541      $    10,347      $    10,387
  Interest on investment securities:
    Taxable                                                           869             888            2,715            2,576
    Non-taxable                                                         2              24               13               71
  Interest on federal funds sold                                      147             131              401              357
                                                              -----------      ----------      -----------      -----------

           Total interest income                                    4,619           4,584           13,476           13,391
                                                              -----------      ----------      -----------      -----------

INTEREST EXPENSE:
  Savings                                                             164             185              502              571
  Interest checking, interest checking plus and moneyfund             450             459            1,304            1,465
  Certificates of deposit, $100,000 and over                          173             197              533              457
  Other certificates of deposit                                       490             577            1,500            1,523
  Interest on other borrowings                                          9              34               89              106
                                                              -----------      ----------      -----------      -----------

          Total interest expense                                    1,286           1,452            3,928            4,122
                                                              -----------      ----------      -----------      -----------

NET INTEREST INCOME                                                 3,333           3,132            9,548            9,269
  Provision for loan losses                                             6             (38)              18              107
                                                              -----------      ----------      -----------      -----------
NET CREDIT INCOME                                                   3,327           3,170            9,530            9,162
                                                              -----------      ----------      -----------      -----------

NON-INTEREST OPERATING INCOME:
  Service charges on deposit accounts                                 575             577            1,795            1,840
  Net loss on sale of investment securities                            (4)              0              (11)             (12)
  Other                                                                87             114              279              288
                                                              -----------      ----------      -----------      -----------

            Total non-interest operating income                       658             691            2,063            2,116
                                                              -----------      ----------      -----------      -----------

NON-INTEREST OPERATING EXPENSE:
  Personnel expense                                                 1,350           1,411            4,224            4,281
  Occupancy expense, net                                              416             401            1,217            1,138
  Premises and equipment expense                                      154             153              443              454
  Other                                                             1,040             909            2,928            2,960
                                                              -----------      ----------      -----------      -----------

              Total non-interest operating expense                  2,960           2,874            8,812            8,833
                                                              -----------      ----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                          1,025             987            2,781            2,445
PROVISION FOR INCOME TAXES                                              0             292               54              787
                                                              -----------      ----------      -----------      -----------

NET INCOME                                                    $     1,025      $      695      $     2,727      $     1,658
                                                              ===========      ==========      ===========      ===========

EARNINGS PER COMMON SHARE                                     $      0.81      $     0.55      $      2.16      $      1.31
                                                              ===========      ==========      ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING                               1,263,628       1,263,617        1,263,628        1,263,617
                                                              ===========      ==========      ===========      ===========

See accompanying notes to unaudited consolidated financial statements.



COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NET
                                                                                      UNREALIZED
                                                                                    GAIN (LOSS) ON
                                                                                      SECURITIES
                                               COMMON     CAPITAL       RETAINED      AVAILABLE
                                               STOCK      SURPLUS       EARNINGS      FOR SALE         TOTAL

BALANCE, DECEMBER 31,  1995 (as reported)       $10       $ 4,679       $ 11,982        $ 203        $ 16,874

  Merger with Carney Bank                         3         8,874         (5,321)           0           3,556

BALANCE, DECEMBER 31,  1995 (as restated)        13        13,553          6,661          203          20,430
                                                ---       -------       --------        -----        --------

  Net change in unrealized gain (loss)
     on securities available for sale,
      net of taxes                                0             0              0         (395)           (395)

  Net income for the nine months ended            0             0          2,727            0           2,727
                                                ---       -------       --------        -----        --------

BALANCE SEPTEMBER 30, 1996 (unaudited)          $13       $13,553       $  9,388        ($192)       $ 22,762
                                                ===       =======       ========        =====        ========

See accompanying notes to unaudited consolidated financial statements.



COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1996           1995
                                                                         (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  2,727         1,658
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                   18           107
    Depreciation and amortization                                              339           508
    Deferred income tax benefit                                                (17)          (14)
    Net loss on sale of investment securities                                   11            12
    Decrease in interest receivable                                            526            80
    Decrease (increase) in other assets                                        145           (97)
    (Decrease) increase in interest payable                                    (30)          179
    Increase in other liabilities                                            1,200           647
                                                                          --------       -------

            Net cash provided by operating activities                        4,919         3,080
                                                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of securities held to maturity            0        10,655
    Proceeds from sales and maturities of securities available              27,637         8,603
    Purchase of securities available for sale                              (23,710)      (15,505)
    (Increase) decrease in loans, net                                       (5,024)        1,720
    Proceeds from sale of other real estate owned                               37            26
    Purchases of premises and equipment, net                                  (297)         (464)
                                                                          --------       -------

            Net cash (used in) provided by investing activities             (1,357)        5,035
                                                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease  in savings accounts                                             (142)       (3,845)
    Increase/(Decrease) in interest checking, interest checking plus
      and moneyfund                                                            636        (9,649)
    (Decrease) increase in certificates of deposit                          (4,648)       13,222
    (Decrease) increase in securities sold under repurchase agreements      (1,527)          678
    Repayment of other borrowings                                              (75)          (75)
    Decrease in demand deposits                                               (958)       (6,757)
                                                                          --------       -------

             Net cash used in financing activities                          (6,714)       (6,426)
                                                                          --------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (3,152)        1,689

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            26,868        17,317
                                                                          --------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 23,716        19,006
                                                                          ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                              $  3,958         2,872
                                                                          ========       =======

    Income Taxes                                                          $      0           909
                                                                          ========       =======

See accompanying notes to unaudited consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

    The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1995 Annual Report to Stockholders of County Financial Corporation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by C.F.C. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes have been omitted pursuant to such rules and regulations. Although C.F.C. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with C.F.C.'s audited 1995 consolidated financial statements and the notes thereto.


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