Form 10KSB
period 1996-12-31
COUNTY FINANCIAL CORP
filed 1997-04-16
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 33-97422

                          COUNTY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

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

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

    Check whether the issuer: (1) has filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                  Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       State issuer's revenues for its most recent fiscal year: $20,915.00

    As of March 31, 1997, the registrant had 1,264,328 outstanding shares of common stock $.01 par value, 685,910 of which were held by non-affiliates of the issuer. The aggregate market value of the common stock of the registrant held by non-affiliates was $11,461,556.00. (This amount was based on the book value per share of $16.71 per share, as of December 31, 1996. This amount may not accurately reflect the value of the common stock due to the absence of an established trading market for the common stock).

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

    Total Pages:_____                        Exhibit Index:Page_____

                                     PART I

                                ITEM 1. BUSINESS

         County Financial Corporation (the "Company") is a Florida corporation formed in August 1983 for the purpose of becoming a bank holding company and acquiring all of the outstanding common stock of County National Bank of South Florida ("CNB"). CNB is the only active subsidiary of the Company.

         CNB is a commercial bank which opened for business in 1962. It offers a diversified range of commercial banking services for customers located principally in Dade, Broward, and Palm Beach Counties, Florida. CNB classifies itself as a community banking institution. CNB specifically targets the deposit and credit needs of small businesses. Its services include the usual depository products, safe deposit facilities, commercial and personal banking services, and the making of commercial, interim construction, consumer, residential real estate, and industrial loans. CNB's principal sources of income are interest on loans, investments and service fees. Its principal expenses are interest paid on deposits and general operating expenses.

         In January 1996, the Company acquired Carney Bank ("Carney") pursuant to a merger in which Carney was merged with and into CNB. As a result of the merger, CNB acquired branches in Boynton Beach, Florida, Delray Beach, Florida, and Sunrise, Florida. See "Item 1 - Business-Acquisition of Carney."

EMPLOYEES

         As of March 14, 1997, CNB had approximately 152 full time equivalent employees, including 61 officers and 11 part-time employees.

COMPETITION

         CNB's principal market areas are Dade, Broward, and Palm Beach Counties, Florida. The competition among depository institutions in this area is strong. CNB competes for deposits and loans with both commercial banks and savings and loans associations and a variety of other financial intermediaries such as credit unions, mutual funds and brokerage firms.

REGULATION AND SUPERVISION OF THE COMPANY

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a result, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The BHCA and the regulations of the Federal Reserve impose a variety of restrictions on the activities of bank holding companies such as the Company. The following summarizes certain aspects of those laws and regulations that affect the Company.

ACQUISITIONS OF FINANCIAL INSTITUTIONS

         The Company is generally required to obtain prior approval of the Federal Reserve before it may acquire more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. However, such prior approval is generally not required in the case of a merger subject to approval by a federal banking agency (such as the OCC) under the Bank Merger Act. The Company must provide the Federal Reserve with at least 30 days prior notice of such merger.

         Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is now permitted to acquire banks in states other than its home state.

NON-BANKING ACTIVITIES

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership and control of more than 5% of the outstanding voting shares of any company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing and controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve, engage in, or acquire shares of companies engaged in, certain activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreases in competition, conflicts of interest or unsound banking practices. The Federal Reserve may also require the Company to terminate an activity or terminate control of, liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes that the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. At the present time, the Company does not engage in any material non-banking activities and has only one subsidiary other than CNB, which currently does not engage in any activities.

CAPITAL STRUCTURE

         The Federal Reserve has the authority to regulate provisions of certain bank holding company debt including authority to impose interest ceilings and reserve requirements on such debts. Under certain circumstances, the Company must obtain approval from the Federal Reserve prior to purchasing or redeeming any of its equity securities. Further, the Company is required by the Federal Reserve to maintain certain minimum levels of capital.

REGULATION AND SUPERVISION OF CNB

         National banks and many of their affiliates are extensively regulated under federal law. The following is a brief summary of certain statutes, rules, and regulations affecting CNB. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of CNB. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         CNB is chartered under the national banking laws and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. CNB is subject to comprehensive regulation, examination and supervision of the Office of the Comptroller of the Currency (the "OCC") and, to a limited extent, the supervision of the FDIC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. CNB is examined periodically by the OCC, to which it submits periodic reports regarding its financial condition and other matters. Both the OCC and the FDIC have a broad range of powers to enforce regulations under their respective jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. These regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         There are various statutory limitations on the ability of CNB to pay dividends. The OCC also has the general authority to limit the dividend payment by national banks if such payment may be deemed to constitute an unsafe and unsound practice.

         Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their affiliates, on investments in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, national banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains major regulatory reforms, stronger capital standards and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

         The FDIC Improvement Act of 1991 ("FDICIA") makes a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvement. With certain exceptions, annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. FDICIA also required the FDIC to establish a risk-based assessment system for depository institutions. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

         FDICIA also requires the FDIC to implement a risk-based federal deposit insurance premium system. The FDIC imposes deposit insurance premiums from a range of $0.04 to $.31 per $100 of deposits, the exact rate for each insured institution being dependent upon that institution's capital ratios and the agency's subjective assessment of risks. The highest-rated institutions pay the statutory annual minimum of $2,000.

         Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their cost of funds more sensitive to fluctuations in money market rates. As a result of the pressure on banks' interest margins due to deregulation, there has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or non-interest income.

CAPITAL REQUIREMENTS

         The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

         The Federal Reserve risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1996 were 12.7 percent and 14.0 percent, respectively.

         The leverage ratio is determined by dividing Tier 1 capital by average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent. The Company's leverage ratio at December 31, 1996 was 9.2 percent. The Company's management believes that the Company meets all of its required capital requirements.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

         The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less that 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

         Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokers deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

ENFORCEMENT POWERS

         Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or terminate deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

BANK BRANCHING

         Banks in Florida are permitted to branch state-wide. Such branch banking as to national banks, however, is subject to prior approval by the OCC. Any approval by the OCC would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, the past performance of the bank in meeting the credit needs of its local communities, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

EFFECT OF GOVERNMENTAL POLICIES

         The earnings and business of CNB are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

INTERSTATE BANKING AND BRANCHING

         Legislation recently enacted by Congress authorizes interstate banking and interstate branching without geographic restrictions. Among other things, this legislation will increase competition by allowing financial institutions, regardless of location, to acquire and operate banks in any state (including Florida). Generally, the legislation allows interstate banking beginning September 29, 1995, and interstate branching beginning June 1, 1997.

         The Florida legislature also recently enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law, which was effective May 1, 1995, expressly provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

ACQUISITION OF CARNEY BANK

         On January 12, 1996, the Company and CNB completed the acquisition of Carney. The acquisition was accomplished through the merger of Carney with and into CNB, with CNB as the surviving corporation in the merger. The acquisition was consummated pursuant to the terms of a certain agreement and plan of reorganization dated as of May 10, 1995, as amended, between the Company, CNB and Carney (the "Merger Agreement"). Under the terms of the Merger Agreement, all the outstanding shares of the common stock of Carney were cancelled and, in exchange therefor, the holder of each share of Common Stock of Carney became entitled to receive .22029 shares of the common stock of the Company, or an aggregate of 282,860 shares (except for those persons properly exercising their right to dissent under 12 U.S.C. ss. 215(a)). Additionally all outstanding options and warrants to acquire shares of the Common Stock of Carney were cancelled and, in exchange therefor, the holder of each option or warrant became entitled to receive .04886 shares of the common stock of the Company, for an aggregate of 5,240 shares. As a result of the merger, the Company issued a total of 284,564 shares of its common stock and paid or set aside $60,926 for the payment of fractional shares and payments to dissenting shareholders.

         Information with respect to the merger is included in the Registration Statement on Form S-4 (File No. 33-97422) filed by the Company with the Securities and Exchange Commission in connection with the merger (the "Registration Statement"). The Registration Statement was declared effective by the Commission on November 29, 1995.

SETTLEMENT OF PREMIUM LITIGATION

         On October 9, 1996, CNB settled certain litigation involving the Premium Group. Under the terms of the proposed settlement, CNB agreed to pay the amount of $3,000,000 in exchange for a release of all outstanding claims. This amount, which was accrued on the Company's balance sheet as of December 31, 1996, was paid in January 1997. For further information regarding this matter see "Item 3 - Legal Proceedings" and "Item 6 - Managements" Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 2. PROPERTIES

         The executive offices of the Company are located at 801 N.E. 167th Street, North Miami Beach, Florida, which is also the main branch of CNB. This facility, which is owned by CNB, consists of a three story office building of approximately 45,000 square feet and 140 parking spaces. The Company and CNB utilize approximately 30,850 square feet of this facility. The remaining space is leased to nine tenants. The building is subject to a mortgage with a balance of approximately $850,000 as of December 31, 1996.

         CNB currently operates 13 branches at the following locations in
Florida: Bay Point, Miami; California Club Mall, Miami; Coral Way, Miami; Hialeah; Miami Lakes; Aventura, Aventura; Main, North Miami Beach; Fort Lauderdale; Coral Springs; Sunrise; Delray Beach; Boynton Beach; and Boca Raton. These branches range in size from 1,400 square feet (at California Club Mall) to 5,934 square feet (at Miami Lakes). The leases on such properties, with the exception of the Boynton Beach branch, which is owned by CNB, and the Sunrise branch, the building and improvements on which are owned by CNB, expire between November 1998 and July 2007 and generally give CNB the right to renew for an option period. CNB also operates a stand-alone ATM machine at Aventura, Florida.

         The Boynton Beach branch, which was acquired from Carney in the Merger, was originally acquired by Carney on November 1, 1985. The property consists of an approximately 14,457 square foot building and approximately 1.06 acres of land. The facility has 2 inside teller stations and 1 drive-through teller station operated from the main building. CNB occupies approximately 7,972 square feet and leases approximately 5,708 square feet to others.

ITEM 3. LEGAL PROCEEDINGS

PREMIUM GROUP LITIGATION

         As previously reported, CNB has been a party to several legal proceedings arising out of the failure of the food " deverting" business owned and operated by Premium Sales Corporation, Plaza Trading Corporation and certain of their affiliates and associates (the "Premium Group"). In June 1993, the Premium Group was forced into bankruptcy and a receiver was appointed for the principal members of the Premium Group. It appears that the Premium Group financed a major portion of their operations by attracting funds from private investors. Many of the investors in the Premium Group have alleged that the Premium Group was involved in a "Ponzi" scheme in which the Premium Group paid high rates of return to early investors from funds raised from later investors.

WALCO INVESTMENTS ET AL. V. KENNETH THENEN, ET AL.

         In June 1994, certain investors in the Premium Group filed a class action complaint in the United States District Court for the Southern District of Florida seeking in excess of $250 million in damages for losses sustained by them by investing in the Premium Group.

         The plaintiffs alleged that CNB, primarily through the actions of one of its officers, Larry Robinette, facilitated the scheme and is liable for the plaintiff's losses due to violations of federal and state RICO statutes and common law fraud. The plaintiffs sought to recover their alleged damages of more than $250 million as well as treble damages and punitive damages. CNB and Larry Robinette filed answers to the complaint denying all allegations.

         On October 9, 1996, the Class Plaintiffs, CNB, and Harley Tropin as Trustee and Receiver for certain Premium Group companies agreed to settle all claims against CNB and Larry Robinnette for $3,000,000. This amount was paid by CNB in January 1997.

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

         In his complaint, the trustee alleged that various transactions between CNB and the Premium Debtors represented avoidable transfers under federal bankruptcy and federal and state fraudulent conveyance laws. He requested a judgment against CNB for all amounts involved in these transactions. The trustee further alleged that CNB extended unsecured credit to the Premium Debtors by providing access to uncollected funds and by permitting certain overdrafts. He also alleged that CNB should be required to return the profits which it received from servicing of the Premium Group accounts under a theory of unjust enrichment. CNB filed an answer denying all of the trustee's allegations.

         In October 1996, CNB and Harley S. Tropin, as trustee, agreed to settle this case as part of the settlement for the WALCO case described above.

HARLEY S. TROPIN, AS RECEIVER, V. KENNETH THENEN, ET AL.

         On December 23, 1993, Harley S. Tropin, as receiver for certain members of the Premium Group, filed a complaint in the United States District Court for the Southern District of Florida against various parties seeking to recover unspecified damages suffered by the Premium Group from the defendant's participation and assistance in the allegedly fraudulent scheme conducted by the Premium Group. In October 1995, the receiver amended its complaint to add CNB as an additional defendant in the litigation. In its complaint, the receiver alleged that CNB aided, abetted and participated in the fraudulent scheme and, therefore, was liable to the receiver for the damages suffered by these corporations as a result of the "Ponzi" scheme.

         In October 1996, CNB and Harley S. Tropin, as receiver, agreed to settle this case as part of the settlement for the WALCO case described above.

GRAND JURY INVESTIGATION

         CNB is aware that the U.S. Attorney convened a grand jury to investigate possible criminal violations with respect to the Premium Group matter. This has been under investigation for several years. To date, several directors and officers of CNB have appeared as witnesses before the grand jury. In August, 1996, a federal grand jury indicted several of the principals of Premium for fraud. One officer of CNB, Larry Robinette, has also been indicted for complicity in the fraud. Mr. Robinette has vigorously denied the charges and is entitled to the constitutional presumption of innocence. No other officer or director of CNB nor was CNB itself named either as a target of the investigation or charged with any wrongdoing.

RELATED MATTERS

         CNB expended approximately $1,400,000 through December 31, 1996 in legal fees and other expenses in connection with the legal proceedings related to the failure of the Premium Group. The Premium Group matter has been highly publicized in South Florida and widely reported by the local media. This resulted in adverse publicity for CNB and may have caused a loss of business for CNB in the form of deposit withdrawals and other customer relationships.

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

         In August 1996, the receiver for FHF filed an amended complaint against a variety of plaintiffs with respect to the activities of FHF, including CNB. In the amended complaint, the receiver sought, among other things, the return of the $2,000,000 certificate of deposit set off by CNB based upon theories of fraudulent transfer, negligence and unjust enrichment. In January 1997, the receiver of FHF voluntarily dismissed (without prejudice) its complaint against all of the defendants in order, according to the receiver, to conserve the assets of the estate of FHF. In the event that the receiver renews its legal proceedings, CFC intends to vigorously defend its position.

CERTAIN ENVIRONMENTAL MATTERS

         At the time of the Merger, Carney was involved in an environmental matter with respect to hazardous substances on certain real property acquired by Carney through a foreclosure sale. As a result of the Merger, CNB is now subject to such proceedings as successor in interest to Carney. This matter is described below.

         In 1993, Carney took title to the premises of a former dry cleaner located in Coral Springs, Florida pursuant to a foreclosure sale. Carney then arranged to sell the property to a third party. The purchaser required that an environmental study be performed after the closing and that Carney indemnify the purchaser against any expenses that might result from the presence of hazardous substances on the property. After the sale, Carney engaged an independent consultant to perform an environmental study of the property. This study indicated that hazardous substances were located at the property. Based on this study, Carney's environmental consultant prepared a remedial action plan (the "RAP") and submitted it to the Broward County Department of Natural Resource Protection ("Broward County"). The RAP sets forth a plan to clean up the hazardous substances over a period of two years. Carney's consultant has estimated that the cost of the plan will be approximately $178,000. There can be no assurance that the actual cost of clean up will not exceed the estimate made by Carney's consultant.The RAP has received final approval from Broward County.

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

         During 1995, Broward County requested Carney to proceed with the RAP at Carney's expense. Carney resisted this request because it would jeopardize its right to receive benefits of the Program. In October, 1995, Carney met with officials of Broward County to discuss this matter. Based on these discussions, Carney concluded that it was unlikely that Broward County would institute an enforcement action with respect to the property.

         If Broward County institutes enforcement action against the Company with respect to the property, the Company intends to vigorously defend such actions based on applicable provisions of Florida law. Although there can be no assurance that those defenses would be successful or that the Company would not be required to pay for the clean up of the Property, the Company believes that any enforcement action against the Company will not have a material adverse effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the shares of the Common Stock. To the knowledge of the Company's management, in 1995 and 1996, there were no sales of Common Stock and the most recent transaction was the sale of 526 shares in February, 1997, at a price of $16.53 per share. As of March 31, 1997, the Company had 1,264,328 outstanding shares of Common Stock.

         As of March 31, 1997, the outstanding shares of Common Stock were held of record by approximately 377 persons.

         The Company has not paid any dividends during its last two fiscal years and does not currently anticipate that it will pay any dividends in the near future. The payment of dividends by the Company are subject to the restrictions set forth in the Florida Business Corporation Act. The Florida Business Corporation Act provides that a corporation may pay dividends only if it is solvent and would not be rendered insolvent by a dividend payment. Dividend payments are dependent upon earnings, financial conditions and other factors, and there can be no assurance that the Company will be in a position to pay dividends in the future. The source of funds for dividends will be derived solely from dividends declared by CNB to the Company. The declaration of dividends by CNB is subject to various restrictions contained in the National Bank Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

RESTATEMENT OF FINANCIAL STATEMENTS

         The Company acquired Carney in January 1996 in a transaction which was accounted for as a "pooling of interest." As a result, the Company's financial statements for prior periods have been restated to include the financial position and results of operation of Carney. This section reflects this restatement.

RESULTS OF OPERATIONS

         CFC's consolidated net income for 1996 was $924,000, or 50% less than the $1,845,000 earned in 1995. Net income per common share was $.73 in 1996 and $1.46 in 1995. In 1996, CFC settled the Premium litigation for $3,000,000. Without this settlement, net income would have been $3,924,000, and net income per share would have been $3.10.

         CFC's performance in 1996 resulted in a return on average stockholders' equity ("ROE") of 4.3%, compared to 9.5% in 1995. The return on average assets ("ROE") was 0.40% in 1996, compared to 0.81% in 1995. In the absence of the Premium settlement, ROE would have been 18.2% and ROA 1.70%.

         CFC's average assets, which declined from $243 million in 1994 to $227 million in 1995, and grew in 1996 to $231 million. Average liabilities followed this same pattern, with average liability declining from $226 in 1994 to $208 million, and then increasing to $209 million in 1996. The decrease from 1994 to 1995 was caused by customers moving funds out of deposit accounts at CNB to other higher yield investment opportunities, such as mutual funds. The growth in 1996 was due to CFC's increase in its loan portfolio.

         The following ratios reflect CFC's operating results for 1996 and 1995.

                                          DECEMBER 31
                                     -------------------
                                     1996          1995
                                     -----         -----
Return on Assets                     0.40%         0.81%
Return on Equity                     4.28%         9.47%
Equity to Assets                     9.34%         8.56%

NET INTEREST INCOME

         Net interest income is defined as the total of interest income on earning assets less interest expense on deposits and other interest-bearing liabilities. Earning assets, which consist of loans, investment securities, federal funds sold and securities purchased under agreements to resell, are financed by a large base of interest-bearing funds in the form of money market, NOW, savings and time deposits. Earning assets are also funded by the net amount of non-interest related funds, which consist of non-interest bearing demand deposits, the allowance for loan losses and stockholders' equity, reduced by non-interest earning assets such as cash and due from banks.

         The following table sets forth CFC's average balance sheets and related interest, yield and rate information for the last two fiscal years.




                                                                  AVERAGE BALANCE SHEETS

                                                    RESTATED
                                                    --------
                                                       1995                                            1996
                                       ------------------------------------             ------------------------------------
                                       AVERAGE                       YIELD/             AVERAGE                       YIELD/
                                       BALANCE        INTEREST        RATE              BALANCE      INTEREST          RATE

                                                                  (AMOUNTS IN THOUSANDS)

ASSETS
----------------------
EARNING ASSETS:
Loans, net of unearned
   income                              $133,726        $13,822        10.34%            $140,854      $14,004          9.94%
Investment Securities                    64,431          3,565         5.53%              59,649        3,580          6.00%
Federal funds sold                        9,402            552         5.87%              10,366          548          5.29%
                                       --------         ------                          --------      -------

   Total earning assets                $207,559         17,939         8.64%             210,869       18,132          8.60%
                                       --------         ------                          --------      -------
NON-INTEREST EARNING
 ASSETS:
Cash and due from banks                  11,978                                           12,589
Premises and equipment, net               4,289                                            4,224
Other Real Estate Owned, net              3,891                                            3,295
Other assets                              2,672                                            2,646
Allowance for loan losses                (2,874)                                          (2,591)
                                       --------                                         --------
 Total non-interest
 earning assets                          19,956                                           20,163
                                       --------                                         --------
  TOTAL ASSETS                         $227,515                                         $231,032
                                       ========                                         ========

LIABILITIES AND
 STOCKHOLDERS EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                       $ 25,666            754         2.94%             $23,697          679          2.87%
Money market/NOW accounts                73,266          1,949         2.66%              73,617        1,689          2.29%
Time deposits                            51,301          2,738         5.34%              51,026        2,725          5.34%
Repurchase agreements                       951             45         4.73%                 785           63          8.03%
Other borrowings                          1,000             99         9.90%                 889           89         10.01%
                                       --------         ------                          --------

Total interest bearing liabilities     $152,184          5,585         3.67%             150,014        5,245          3.50%
                                       --------         ------                          --------        -----
NON-INTEREST BEARING LIABILITIES:
Demand deposits                         $53,993                                           57,207
Other liabilities                         1,855                                            2,229
                                       --------                                         --------
  Total non-interest bearing
     liabilities                         55,848                                           59,436
                                       --------                                         --------
  Total liabilities                    $208,032                                          209,450

STOCKHOLDERS' EQUITY                     19,483                                           21,582
                                       --------                                         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $227,515                                         $231,032
                                       ========                                         ========
Net Interest Income/Spread                            $ 12,354         4.97%                          $12,887          5.10%
                                                      ========                                         ======
Net Interest Yield                                                     5.95%                                           6.11%

        Notes:
                      - The amounts set forth as average balances are based on daily averages for each fiscal year.
                      -    Loan fees, which are
                           included in interest income and in
                           the calculation of average yields,
                           were $318,000 and $299,000 in 1995
                           and 1996, respectively.
                      - Tax exempt income is not calculated on a tax equivalent basis.
                      -    Non-accruing loans are included in average loans.

                 Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements. The following chart reflects these factors:


                         CHANGES IN NET INTEREST INCOME

                                                    RESTATED                                             RESTATED
                                                1994 VERSUS 1995                                    1995 VERSUS 1996
                                       -------------------------------------             -----------------------------------------
                                                   CHANGE DUE TO:                                      CHANGE DUE TO:
                                         VOLUME        RATE          TOTAL                 VOLUME          RATE          TOTAL
                                       -------------------------------------             -----------------------------------------
                                                                       (AMOUNTS IN THOUSANDS)

Increase (Decrease) in
 Interest Income:
 Loans                                 $   303        $ 1,082       $ 1,385                $   717        $  (535)       $   182
 Investment Securities                    (505)           584            79                   (288)           303             15
 Federal funds sold                        (90)           144            54                     50            (54)            (4)
                                       -------        -------       -------                -------        -------        -------
     Total interest income                (292)         1,810         1,518                    479           (286)           193
                                       -------        -------       -------                -------        -------        -------
Increase (Decrease) in
  Interest Expense:
  Savings accounts                        (171)           129           (42)                   (57)           (18)           (75)
  Money market/NOW accounts               (253)           343            90                     11           (271)          (260)
  Time deposits                            393            286           679                    (13)          --              (13)
  Repurchase agreements                     16              7            23                    (13)            31             18
  Other borrowings                         (10)             0           (10)                   (10)          --              (10)
                                       -------        -------       -------                -------        -------        -------
     Total Interest Expense                (25)           765           740                    (82)          (258)          (340)
                                       -------        -------       -------                -------        -------        -------
Increase (Decrease) in Net
  Interest Income                      $  (267)       $ 1,045       $   778                $   561        $   (28)       $   533
                                       =======        =======       =======                =======        =======        =======

        Notes:   -    To  calculate  volume  change,  multiply the change in
                      volume from current year to prior year times the prior year's rate.
                 -    To calculate rate change, multiply the change
                      in rate from current year to prior year times the prior year's dollar volume.
                 -    Changes  which are not due only to volume  changes or
                      rate changes are included in the
                      changes due to volume column.

                 Net interest income for 1996 was $12,887,000 up 4.3% from $12,354,000 in 1995. The growth in net interest income in 1996 was attributable to an increase of $3,310,000 in average earning assets as well as a small improvement in CFC's net interest margin, which grew from 5.0% in 1995 to 5.1% in 1996. Average loans (which are CNB's highest yielding earning assets) grew 5.3%, while investment securities dropped 7.4%.

        NON-INTEREST INCOME

                 Non-interest income in 1996 totaled $2,783,000, compared with $2,925,000 in 1995. Customer service charges totaled $2,425,000 in 1996, down 4.2% from $ 2,526,000 in 1995 due to declining deposit balances.

        INVESTMENT SECURITIES GAINS AND LOSSES

                 At December 31, 1996, CFC held investment securities with a market value of $56,460,000, which was $91,000 lower than the amortized cost of the portfolio. This difference consisted of $198,000 of gross unrealized gains and $289,000 of gross unrealized losses. There were net losses of $11,000 from sales of securities available for sale in 1996. date.

        PROVISION FOR LOAN LOSSES

                 The provision for loan losses totaled $24,000 in 1996 and $259,000 in 1995. See "Allowance and Provision for Loan Losses."

        NON-INTEREST EXPENSES

                 Non-interest expenses for 1996 totaled $14,722,000, which was up 20.7% from $12,195,000 in 1995. The increase in 1996 was primarily due to the establishment of a $3,000,000 provision related to the settlement of the Premium litigation. See AItem 3- Legal Proceedings.@ Non-interest expenses are discussed below in more detail.

                 PERSONNEL. Personnel expense (which includes salaries and benefits) represented 37.6% of total non-interest expenses in 1996. Personnel expenses decrease 2.7% to $5,541,000 in 1996 from $5,693,000 in 1995. Staff on a full-time equivalent basis averaged 158 in 1996 compared to 138 in 1995.

                 OCCUPANCY EXPENSE. Net occupancy expense in 1996 totaled $1,604,000, down 5.0% from $1,689,000 in 1995. The principal reason for the decrease was due to a reduction in maintenance and utilities expenses.

                 PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes depreciation and rental, totaled $596,000 in 1996, down 33.7% from $899,000 in 1995. The decrease was due to a reduction in depreciation expense on equipment fully depreciated in 1995.

                 OTHER NON-INTEREST EXPENSES. Other non-interest expenses for 1996 totaled $3,981,000, up 1.7% from $3,914,000 in 1995. Other non-interest expenses in 1996 were impacted by relatively high legal and professional services fees. Legal fees for the Premium Group matter were $671,000 in 1996, compared to $340,000 in 1995. In 1996, losses on the sale of OREO were $13,000, compared to $148,000 in 1995, while the write-down of OREO was $50,000 in 1996 compared to $100,000 in 1995.

        PROVISION FOR INCOME TAXES

                 The income tax provision totaled $-0- in 1996 compared with $980,000 in 1995. The absence of a provision in 1996 was primarily due to utilization of Carney's $2,997,000 of net operating losses. See Note 11 to the Consolidated Financial Statements for CFC for more information regarding the income tax provision.

        CAPITAL EXPENDITURES

                 CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for 1996 equaled $406,000 compared to $661,000 in 1995, and were principally related to equipment purchased for various branch sites and changes in equipment due to technological advances.

        ASSET QUALITY AND CREDIT RISK

                 INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities, state and municipal securities, and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury, other U.S. government entities and states constitute approximately 99% of CFC's investment portfolio. CFC believes that the securities have very little risk of default. At December 31, 1996, all of the securities held in CFC's investment portfolio were classified available for sale and were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances." Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. Approximately 42.0% of these securities mature in one year or less and 96.4% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

                 The following table sets forth information regarding the composition of the investment portfolio for the last two years (amounts in thousands).


                          INVESTMENT PORTFOLIO

                                                      RESTATED                 DECEMBER 31,
                                                     ----------          ------------------------
                                                       1995               1995             1996
                                                      -------            -------          -------
                                                 (HELD TO MATURITY)         (AVAILABLE FOR SALE)

        U.S. Treasury Securities                                         $41,554          $32,602

        Securities of other U.S. Government
          agencies and corporations                    $  938             14,711           23,238

        Obligations of states and political
          subdivisions                                     95              2,197               9

        Other securities                                  602                257              525
                                                      -------            -------          -------

             Total investments                        $ 1,635            $58,719          $56,460
                                                      =======            =======          =======

                 During 1996, CFC's investment portfolio dropped by 6.3% due to a decline in CFC's deposits. In recent years, CFC has adjusted the mix of its investment securities from U.S. Treasury securities to securities of U.S. Government agencies and municipals to obtain higher yields. U.S. Treasury securities represented 57.7% in 1996, and 70.8% in 1995, while securities of U.S. Government agencies and municipals represented 41.2% in 1996, and 25.9% in 1995.

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

                 As of December 31, 1996, approximately 75% of CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectible of these loans is susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of twenty (20) years.

                 The following table divides CFC's loan portfolio into four categories. Most of the loans are short-term and may be renewed or rolled over at maturity. At that time, CFC undertakes a complete review of the borrower's credit worthiness and the value of any collateral. If these items are satisfactory, CFC will generally renew the loan at prevailing interest rates.

                                 TYPES OF LOANS

                                                             DECEMBER 31,
                                                      -------------------------
                                                      RESTATED
                                                        1995             1996
                                                      --------         --------
                                                        (AMOUNTS IN THOUSANDS)

        Commercial, financial and agricultural        $ 35,804         $ 35,203

        Real estate - construction                       8,508            9,868

        Real estate - mortgage                          92,522           99,415

        Installment loans                                2,344            1,572

        Overdrafts                                         107              213
                                                      --------         --------

             Total loans                              $139,285         $146,271
                                                      ========         ========


              The following table sets forth information regarding the maturities of CFC's commercial and real estate construction loans. For purposes of the table, loans are treated as maturing on the final maturity date provided for in the loan agreement, regardless of whether payments are amortized over a period of time. Thus, for example, all amounts payable under a three year loan which is amortized on a monthly basis will be shown in the table as being payable in the Over One to Five Years column even though some payments will be made in the first year. Demand loans are shown as being payable in one year or less. The entire amount of a balloon loan is treated as maturing in the year that the balloon payment is due.


                          MATURITIES OF SELECTED LOANS

                                                                               DECEMBER 31, 1996
                                                                 ------------------------------------------------
                                                                 ONE YEAR     OVER ONE TO   OVER FIVE
                                                                 OR LESS      FIVE YEARS      YEARS        TOTAL
                                                                 -------      ----------    ---------     -------
                                                                             (AMOUNTS IN THOUSANDS)

COMMERCIAL, FINANCIAL AND AGRICULTURAL:

Fixed                                                            $ 2,876       $ 2,796      $     9       $ 5,681

Variable                                                          16,464        11,804        1,254        29,522

REAL ESTATE - CONSTRUCTION:

Fixed                                                                 --       $ 1,805         --         $ 1,805

Variable                                                         $ 4,251         3,812         --           8,063


                 Commercial, financial and agricultural loans are segmented by fixed and variable interest rates. At December 31, 1996, the amount of such loans with a maturity of more than one year which had fixed interest terms was $2,805,000 and the amount which had variable interest terms was $13,058,000.

                 COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, the deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $35,203,000 at December 31, 1996, and $35,792,000 at December 31, 1995. Legally binding commitments to extend credit and letters of credit for these borrowers totaled $16,588,000 on December 31, 1996.

                 REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. It attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On December 31, 1996, construction loans totaled $9,868,000 to thirty borrowers, including experienced residential builders, and other financially strong borrowers. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

                 REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans totaled $99,415,000 at December 31, 1996. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market values, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

                 CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At December 31, 1996, these loans totaled $81 million, or
        55.0 % of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more than 70%. At December 31, 1996, CFC had $4.0 million in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, compared to $1.6 million at December 31, 1995.

                 Residential real estate loans totaled $19 million, or 12.8% of total loans at December 31, 1996, compared with $23 million, or 16.2% at December 31, 1995. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines which generally limit the loan-to-collateral value to not more than 70% to 75%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totaled $2,064,000 as of December 31, 1996 compared to $964,000 as of December 31, 1995.

                 INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $1.6 million, or 1.1% of total loans, on December 31, 1996, compared with $2.3 million, or 1.7% of total loans, on December 31, 1995. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

        NON-PERFORMING ASSETS AND PAST DUE LOANS

                 Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans which are known as "other real estate owned" or "OREO." Past due loans are loans that are delinquent 30 days or more which are still accruing interest.

                 Maintaining a low level of non-performing assets is important to the ongoing success of any financial institution. CFC' credit review and approval process is critical to CFC's ability to minimize non-performing assets on a long term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is CFC's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

                 The following table presents CFC's non-performing assets and past due loans for 1995 and 1996.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                        DECEMBER 31,
                                                  -----------------------
                                                  Restated
                                                    1995           1996
                                                  --------        ------
                                                  (AMOUNTS IN THOUSANDS)

        Non-Accrual Loans                         $2,441          $2,670

        OREO, net                                  3,329           3,338
                                                  ------          ------

        Total Non Performing Assets               $5,770          $6,008
                                                  ======          ======
        Accruing Loans Past Due
          90 Days                                 $  104          $    0
                                                  ======          ======


                 Of the total assets of $245,946 at December 31, 1996, $6,008,000 or 2.4%, was non-performing, or an increase of $238,000 from year end 1995. Non-performing loans at December 31, 1996 consisted of commercial and residential real estate loans. Non-accrual loans increased by $229,000 and are comprised of five mortgage loans in foreclosure and one past due commercial loan.

                 Other real estate owned at December 31, 1996 consisted of $1,147,000 of residential real estate and $2,191,000 of commercial real estate. OREO at December 31, 1995 consisted of $1,367,000 of residential real estate and $1,962,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable.

        ALLOWANCE AND PROVISION FOR LOAN LOSSES

                 CFC evaluates the adequacy of its allowance for loan losses as part of its ongoing credit review and approval process. The review process is intended to identify, as early as possible, customers who may be facing financial difficulties. Once identified, the extent of the client's financial difficulty is carefully monitored by CFC's loan review officer, who recommends to the loan committee of the Board of Directors the portion of any credit that needs a specific reserve allocation or should be charged off. Other factors considered by the loan committee in evaluating the adequacy of the allowance include overall loan volume, historical net loan loss experience, the level and composition of non-accrual and past due loans, local economic conditions, and value of any collateral. From time to time, specific amounts of the reserve are designated for certain loans in connection with the loan committee's review of the officer's analysis of the adequacy of the allowance for loan losses.

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

                 Management relied on its assessment of the overall quality of the loan portfolio, as well as its assessment of the financial condition of specific clients facing financial difficulties, in permitting the allowance for loan losses to decline to $2,524,000 at December 31, 1996, from $3,040,000 at December 31, 1995. The major part of this decline was the result of $761,000 in charged offs (which primarily relate to former Carney loans)

                 On January 1, 1995, C.F.C. adopted Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - RECOGNITION AND DISCLOSURES, an amendment of SFAS No. 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards entailed the identification of commercial, industrial, real estate commercial and real estate construction loans which are considered impaired under the provisions of SFAS No. 114.

                 Under the provisions of these standards, individually idntified impaired loans are measured based on the present value of payment expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                 At December 31, 1996 and 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was approximately $2,449,000 and $1,780,000, respectively. These impaired loans required a SFAS No. 114 allowance for loan losses of approximately $364,000 and $368,000, respectively. The average recorded invesment in impaired loans during the years December 31, 1996 and 1995 was approximately $1,908,000 and $909,000, respectively. For the years ended December 31, 1996 and 1995, the Bank recognized interest income on these impaired loans of approximately $166,000 and $153,000, respectively.

                 The following table summarizes the allowance for loan losses for 1995 and 1996:

        ALLOWANCE FOR LOAN LOSSES

                                                               DECEMBER 31,
                                                          ---------------------
                                                          Restated
                                                            1995         1996
                                                          --------      -----

                                                         (AMOUNTS IN THOUSANDS)

Balance at beginning of period                            $ 2,791       $ 3,040

Charge-offs:

  Commercial, financial and agricultural                       11           547

  Real estate - nonfarm, nonresidential                       132             0

  Real estate - residential                                    40           211

  Installment loans                                             7             3
                                                          -------       -------

       Total charge-offs                                      190           761
                                                          -------       -------

Recoveries:

  Commercial, financial and agricultural                      161           124

  Real estate - construction                                    3            18

  Real estate - nonfarm, nonresidential                        11            16

  Real estate - residential                                     2            62

  Installment loans                                             3             1
                                                          -------       -------

      Total recoveries                                        180           221
                                                          -------       -------

         Net charge-offs                                        9           540

Provision charged to operations                               259            24
                                                          -------       -------

Balance at end of period                                  $ 3,040       $ 2,524
                                                          =======       =======

Ratio of net charge-offs during                               .01%         0.38%
  period to average loans outstanding                     =======       =======
  during period


                 In 1996, net charge offs were $540,000 representing .38% of the average loan portfolio. In 1995, net charge-offs were $9,000, representing .01% of the average loan portfolio.

                 CFC's allowance for loan losses decreased to $2,524,000 in 1996 which was approximately 1.7% of total loans ($146.3 million).

                 During 1996, CFC experienced a higher level of charge-offs than in prior years due to the Carney Bank merger. The net amounts charged-off were $758,000 in commercial and real estate loans and $3,000 in installment loans. In addition, CFC had net recoveries of $124,000 in commercial loans, and $96,000 in real estate loans.

                 The following table further summarizes the allocation of the allowance for loan losses by type of loan.



                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                              (RESTATED)
                                           DECEMBER 31, 1995           DECEMBER 31, 1996
                                         --------------------        --------------------

                                                    PERCENT                      PERCENT
                                                    OF LOANS                     OF LOANS
                                                    IN EACH                      IN EACH
                                                    CATEGORY                     CATEGORY
                                                    TO TOTAL                     TO TOTAL
                                         AMOUNT      LOANS           AMOUNT      LOANS
                                         ------     --------         ------      --------

                                                       (AMOUNTS IN THOUSANDS)

Commercial, financial and
 agricultural                           $  262       25.8%          $  175        24.2%

Real Estate - Construction                  29        6.1%             183         6.7%

Real Estate - Mortgage                     729       66.4%             522        68.0%

Installment loans and overdrafts             1        1.7%               0         1.1%

Unallocated general reserves             2,019         N/A           1,644          N/A
                                        ------      ------          ------        -----
Total allowance for
  loan losses                           $3,040        100%          $2,524         100%
                                        ======      ======          ======        =====


        FINANCIAL CONDITION

                 CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

                 INVESTMENT SECURITIES. In 1996, investment securities averaged $60.0 million or 28.3% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. To maximize after tax income, investments in municipal securities are utilized but with somewhat longer maturities. The investment portfolio, all of which has been classified as available for sale in 1996, decreased 6.5% from $60.4 million in 1995 to $56.5 million at December 31, 1996. The decrease, resulting primarily from maturities which were not reinvested, was due to cash requirements arising from a decrease in deposits. The following table sets forth information regarding the investment portfolio at December 31, 1996, all of which are available for sale.



                                              REMAINING MATURITY AND AVERAGE YIELD OF INVESTMENT SECURITIES
                                                                 (DECEMBER 31, 1996)

                                                               ($ AMOUNTS IN THOUSANDS)

                      ONE YEAR OR LESS        ONE TO FIVE YEARS    FIVE TO TEN YEARS      OVER TEN YEARS
                     -------------------     ------------------    -----------------      --------------
                       BOOK        YIELD       BOOK      YIELD     BOOK        YIELD      BOOK     YIELD     TOTAL      YIELD
                     -------       -----     -------     ------    -----       -----      ----     -----     -----      -----

U.S. Treasury
 Securities          $12,555       6.41%     $20,048     5.94%                                               $32,603    6.12%

Securities of
 other U.S.
 Governmental
 agencies and
 corporations         11,080       6.46%      10,653     6.07%       1,504      6.97%                         23,237    6.31%

Obligations of
 states and
 political
 subdivisions             95       8.12%                                                                          95    8.12%

Other securities                                                                           $525     5.19%        525    5.19%
                     -------       -----     -------     -----     -------      -----      ----     -----    --------   -----

 Total               $23,730       6.44%     $30,701     5.99%     $ 1,504      6.97%      $525     5.19%    $56,460    6.19%
                     =======       =====     =======     =====     =======      =====      ====     =====    =======    =====


                 Note: Yield on tax exempt bonds have not been computed on a equivalent basis.

                 LOANS. Loans averaged $140.9 million in 1996 and increased 5.3% from the prior year. The increase in the loan portfolio reflects an expanded customer base, favorable economic conditions and increased business development. See "Asset Quality and Credit Risk -- Loans," above.

                 INTEREST-BEARING LIABILITIES. Total interest-bearing liabilities averaged $150.0 million in 1996, down from $152.2 million in 1995. The decline in average savings of $2.0 million or 7.7% was due to lower interest rates which resulted in customers shifting their funds into higher yielding investments, and increased competition from mutual funds and credit unions.

                 The following table sets forth information regarding CFC's average deposits for the last two years.

                                                AVERAGE DEPOSITS

                                    1995 (RESTATED)              1996
                                   -----------------      ------------------
                                   AVERAGE                AVERAGE
                                   BALANCE      RATE      BALANCE       RATE
                                   -------      ----      -------       ----

                                               (AMOUNTS IN THOUSANDS)

        Demand deposits-
         non-interest bearing     $ 53,993               $ 57,207

        Savings accounts            25,666      2.94%      23,697      2.87%

        Money market and
         NOW accounts               73,266      2.66%      73,617      2.29%

        Time deposits               51,301      5.34%      51,026      5.34%
                                  --------               --------

        Total deposits            $204,226      2.66%    $205,547      2.48%
                                  ========               ========


                 The following table summarizes the maturity of time deposits over $100,000:

               SUMMARY OF TIME DEPOSITS OVER $100,000 BY MATURITY

                                                        DECEMBER 31, 1996

                                                     (AMOUNTS IN THOUSANDS)

                         Three months or less               $3,698

                         Three to Six months                 2,456

                         Six to Twelve months                4,668

                         Over Twelve months                  3,615
                                                             -----

                                Total                      $14,437
                                                           =======

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

                 Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or a different proportion than that of interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

                 Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at December 31, 1996 was such that net interest income would decline modestly if there were an increase in short-term interest rates.

                 CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

                 CFC's gap table at December 31, 1996 is shown on the following table. This table shows the repricing structure of CFC's balance sheet with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturities or next reset date) for each asset and liability. As of that date, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $25.6 million. This positive gap at December 31, 1996 was 10.3 percent of total assets compared with 7.5 percent at December 31, 1995. The primary cause for this increase in the gap was the amount of federal funds sold at December 31, 1996, which were up $7.5 million from 1995. CFC's targeted gap position is in the range of negative 5 percent to positive 15 percent. CFC measures its gap position as a percentage of its total assets.

                 While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

                           INTEREST SENSITIVITY TABLE
                             AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                                        OVER ONE
                                                                                          TOTAL         YEAR AND
                                 0-30           30-90          90-180       180-365      INTEREST     NON-INTEREST
                                 DAYS            DAY            DAYS          DAYS       SENSITIVE     SENSITIVE       TOTAL
                               --------      --------       ---------      --------      ---------    ------------  --------

Interest Earning Assets:
 Loans                         $ 92,837      $  1,646       $  3,944       $  5,635      $104,062      $ 42,209     $146,271
 Investment Securities            6,285         2,035          4,167          9,250        21,737        34,723       56,460
 Federal funds sold              19,585             0              0              0        19,585             0       19,585
                               --------      --------       --------       --------      --------      --------     --------
                               $118,707      $  3,681       $  8,111       $ 14,885      $145,384      $ 76,932     $222,316
                               ========      ========       ========       ========      ========      ========     ========
 Interest Bearing
 Liabilities:
 Deposits and Repos            $ 87,139      $  8,055       $ 10,406       $ 14,484      $120,084      $ 33,026     $153,110
 Borrowings                          25             0             25             50           100           750          850
                               --------      --------       --------       --------      --------      --------     --------
                               $ 87,164      $  8,055       $ 10,431       $ 14,534      $120,184      $ 33,776     $153,960
                               ========      ========       ========       ========      ========      ========     ========
 Gap                             31,543        (4,374)        (2,320)           351        25,200
 Cumulative Gap                  31,543        27,169         24,849         25,200        25,200
 Gap as % of Total Assets        12.83%        11.05%         10.10%         10.25%        10.25%



        CAPITAL

                 One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they raise. During 1996, stockholders' equity increased by $ 652,000, or 3.2% over 1995.

                 The Federal Reserve's final rules pertaining to risk-based capital became effective as of December 31, 1992. Under these rules, at December 31, 1996, CFC's tier one capital was 12.73% and the total capital was 13.98% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios.

                 CFC's leverage ratio (tier one capital to total average adjusted quarterly assets) of 9.2% on December 31, 1996, is also well in excess of the minimum 4% requirement. During 1996, equity capital increased 3.2% and assets increased by 5.1%.



                 The following table sets forth CFC's required and actual capital amounts and ratios for 1996 and 1995.

                                                        COUNTY FINANCIAL CORPORATION

                                     DECEMBER 31, 1996                            DECEMBER 31, 1995  (RESTATED)
                             ---------------------------------------     --------------------------------------------
                                   REQUIRED             ACTUAL                 REQUIRED                 ACTUAL
                             -----------------    ------------------     -------------------      -------------------
                             AMOUNT      RATIO    AMOUNT       RATIO     AMOUNT        RATIO      AMOUNT        RATIO
                             ------      -----    ------       -----     ------        -----      ------        -----
   Tier 1 Capital
   (to Risk Weighted
   Assets)                  $ 6,660,000   4.0%     $21,196,000  12.7%     $ 6,251,000    4.0%      $20,265,000   13.0%

   Total 1 Capital
   (to Risk Weighted
   Assets)                  $13,320,000   8.0%     $23,283,000  14.0%     $12,502,000    8.0%      $22,232,000   14.2%

   Tier 1 Capital
   (to Average
   Assets)                  $ 9,241,000   4.0%     $21,196,000   9.2%     $ 9,025,000    4.0%      $20,265,000    9.0%

            In October 1996, CFC agreed to settle all of the outstanding litigation arising from the failure of the Premium Sales Corporation and certain of its affiliates (the "Premium Group"). Under the terms of the proposed settlement, CNB paid $3,000,000 to the plaintiffs in January 1997. This litigation is described in greater detail in Part I - Item 3 - "Legal Proceedings."

            CFC has expensed the entire amount of the settlement for accounting purposes during the fiscal year ended December 31, 1996. As a result, most of CFC=s net income for 1996 was entirely offset by the amount of the settlement. The settlement is also expected to reduce interest income in 1997 due to the decrease in earning assets of CFC. However, this drop is expected to be substantially offset by reduced legal and professional fees resulting from the settlement of the case.

            For income tax purposes, CFC expects to expense the settlement at the time of payment (i.e., in January 1997). Assuming that CFC continues its current level of operating profitability, the $3 million settlement will, for tax purposes, offset a substantial portion of CFC=s anticipated taxable income for 1997.

            CFC funded the settlement from its existing cash reserves, which have been maintained at relatively high levels. As a result, the settlement did not have a significant impact on CFC=s liquidity level.

   ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, are filed under this item, beginning on page F-1 of this report.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the current directors and executive officers of the Company. A summary of the background of each director and executive officer is set forth in the paragraphs following the table.

   NAME AND POSITIONS                    AGE AT            YEAR FIRST BECAME
   WITH THE COMPANY AND CNB        DECEMBER 31, 1996    DIRECTOR OF THE COMPANY
   ------------------------        -----------------    -----------------------


   George M. Apelian,                       65                    1984
   Director, President and Chief
   Executive Officer

   Dr. Julian J. Blitz,                     74                    1984
   Director

   Joseph E. Carney, Jr.                    64                    1984
   Director

   Peter H.  Carney                         34                    1996
   Director

   Dr. Thomas F. Carney,                    70                    1984
   Chairman of the Board of
   Directors

   Harold Diamond,                          71                    1984
   Director

   Morton M. Fisher,                        81                    1984
   Director

   C. Bernard Jacobs,                       78                    1996
   Director

   Richard Arn Kuci, Jr.,                   40                       -
   Executive Vice President
   of CNB

   Thomas J. Langan,                        76                    1996
   Director

   Milton Mamber,                           71                    1984
   Director

   Eileen A. Salsano,                       65                       -
   Executive Vice President

   Dr. Morton Terry,                        75                    1984
   Director

                                      -35

        GEORGE M. APELIAN has served as President and director of the Company since 1984, and as President, Chief Executive Officer and director of CNB since 1984.

        DR. JULIAN J. BLITZ has served as a director of the Company since 1984 and CNB since 1980. Dr. Blitz has been employed as a physician since 1946 and currently maintains an office in Hollywood, Florida.

        JOSEPH E. CARNEY, JR. has served as a director of the Company since 1984 and as a director of CNB since 1978. Mr. Carney is Vice President of PM Management Group, Inc., a management company for racetracks, President of Sports Programs, Inc. (a printer of sports programs), Vice-President and General Manager of Yankee Greyhound Racing, Inc. (the owner and operator of a greyhound racecourse), and President of Rockingham Venture, Inc. (the owner and operator of a horse racetrack). Mr. Carney's brother, Dr. Thomas
    F. Carney, serves as a director of the Company and CNB.

        PETER H. CARNEY has served as a Director of the Company since April, 1996. Mr. Carney is an attorney and is with The Carney Legal Group. Peter Carney is the son of Dr. Thomas F. Carney, another director of the Company.

        DR. THOMAS F. CARNEY has served as Chairman of the Board of the Company since 1984 and as Chairman of the Board of CNB since 1962. Dr. Carney also served as a director of Carney. His brother, Joseph E. Carney, Jr., and his son, Peter Carney, also serve as directors of the Company and CNB.

        HAROLD DIAMOND has served as a director of the Company since 1984 and as a director of CNB since 1962. Mr. Diamond is a private investor. Additionally, he has been the comptroller of the North Miami Beach Kampgrounds of America since January 1, 1995. In December 1992, Mr. Diamond was an officer, director and major shareholder of Azure Lakes, Inc., the general partner of Azure Lakes, Ltd. This partnership owned and operated an apartment complex. In December 1992, the partnership defaulted on its mortgage and filed for bankruptcy. The bankruptcy petition was subsequently dismissed with prejudice in connection with a settlement between the partnership and its lender. Under the settlement, the partnership conveyed the apartment complex to the lender.

        MORTON M. FISHER has served as a director of the Company since 1984 and as a director of CNB since 1962. Fisher is a self employed investor.

        C. BERNARD JACOBS served as Chairman of the Board of Directors of Carney from 1985 until the Merger. He became a director of the Company following the consummation of the Merger. Mr. Jacobs was Chairman of the Board of Directors of National City Bancorporation of Minneapolis, Minnesota from 1968 to 1985 and was President of its subsidiary, National City Bank, Minneapolis, Minnesota, from 1965 to 1968.

        RICHARD ARN KUCI, JR. has served as Executive Vice President and Senior Loan Officer of CNB since 1994. From 1984 to 1993, he served as a Senior Vice President of CNB.

        THOMAS J. LANGAN, JR. served as a Director of Carney from 1991 until the Merger. He became a director of the Company following the consummation of the Merger. Mr. Langan is a retired investor.

        MILTON MAMBER has served as a director of the Company since 1984 and as the Vice Chairman of the Board of Directors of CNB since 1962. Mr. Mamber is an attorney and president of the law firm of Mamber, Savage & Singer, P.A., which serves as general counsel to the Company and CNB.

        DR. MORTON TERRY has served as a director of the Company since 1984 and as a director of CNB since 1963. From 1980 to 1993, Dr. Terry was President of Southeastern University, North Miami Beach, Florida. In 1994, Dr. Terry became Chancellor-Health Professions Division of Nova Southeastern University.

        EILEEN A. SALSANO has been the Executive Vice-President of the Company since 1984 and as the Executive Vice President/Cashier of CNB since 1983. In 1994, she was also named Chief Operating Officer of CNB.

        COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        The officer, directors, and certain beneficial owners of the Company's outstanding securities are not subject to the reporting obligations set forth in Section 16(a) of the Securities Exchange Act of 1934.

    ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the compensation which the Company and its subsidiaries paid to its executive officers for services rendered in the fiscal years ended December 31, 1994, 1995 and 1996.

   SUMMARY COMPENSATION TABLE
   --------------------------

                                           ANNUAL COMPENSATION
                                           -------------------

   NAME AND                                                         ALL OTHER
   PRINCIPAL POSITION           YEAR       SALARY        BONUS     COMPENSATION
   ------------------           ----      -------       -------    ------------

   George M. Apelian,
   President and Chief          1994      $140,000      $12,000     (1)(2)(3)
   Executive Officer            1995      $146,538      $15,000
                                1996      $167,187      $18,000
   Eileen A. Salsano,
   Executive Vice-President     1994      $ 86,885      $ 8,000     (4)(5)(6)
                                1995      $ 92,923      $10,000
                                1996      $101,346      $12,000

   ---------------

   (1) CNB pays the premiums on a $400,000 term life insurance policy on the life on Mr. Apelian. The policy is payable to Mr. Apelian's designee. During 1996, the premium on this policy was $3,124.

   (2) CNB has entered into an income continuance agreement with Mr. Apelian under which CNB has agreed to pay Mr. Apelian's designee the amount of $100,000 if Mr. Apelian should die while employed by CNB.

   (3) CNB has entered into a keyman agreement with Mr. Apelian. Under this agreement, CNB has agreed to purchase a life insurance policy on the life of Mr. Apelian with a death benefit of $100,000. The policy is owned by CNB and will be payable to CNB in the event that Mr. Apelian dies while employed by CNB. CNB intends to use the proceeds of this policy to make the payment described in Note (2). Upon any termination of Mr. Apelian's employment with CNB, Mr. Apelian has the right to purchase CNB's rights in the policy for $1.00. The policy had a cash value of $40,659 and $49,582 on December 31, 1995 and December 31, 1996, respectively. During 1995 and 1996, CNB paid premiums of $4,000 on this policy.

   (4) CNB pays the premiums on a $300,000 term life insurance policy on the life of Ms. Salsano. The policy is payable to Ms. Salsano's designee. During 1996, the premium on this policy was $1,716.

   (5) CNB has entered into an income continuance agreement with Ms. Salsano under which CNB has agreed to pay Ms. Salsano's designee the amount of $100,000 if Ms. Salsano should die while employed by CNB.

   (6) CNB has entered into a keyman agreement dated January 20, 1988 with Ms. Salsano. Under this agreement, CNB has agreed to purchase a life insurance policy on the life of Ms. Salsano with a death benefit of $100,000. The policy is owned by CNB and will be payable to CNB in the event that Ms. Salsano dies while employed by CNB. CNB will utilize the proceeds to make the payment described in Note (5). Upon any termination of Ms. Salsano's employment with CNB, Ms. Salsano has the right to purchase CNB's rights in the policy for $1.00. The policy had a cash value of $5,445 and $11,521 on December 31, 1995 and December 31, 1996, respectively. During 1995 and 1996, CNB paid premiums of $3,000 on this policy.

   FISCAL YEAR END OPTIONS

            The following table sets forth information regarding stock options for shares of Common Stock held by certain executive officers as of December 31, 1996 and 1995:

                                NUMBER OF SHARES              VALUE OF
                             UNDERLYING UNEXERCISED      UNEXERCISED IN THE
          NAME                      OPTIONS                MONEY OPTIONS
   -----------------         ----------------------      ------------------

   George M. Apelian                  6,400 (1)                 (2)
   Eileen A. Salsano                  2,114 (1)                 (2)


   (1)      All options are currently exercisable.

   (2) On December 31, 1995, all options were exercisable at the price of $15.37, representing the book value per share of the Common Stock as of the end of the Company's fiscal year immediately preceding the date of exercise. On January 18, 1995, the Board of Directors granted an extension of three (3) additional years to exercise the options at a fixed price of $12.00 per share which became effective January 1, 1996.

   EMPLOYMENT AGREEMENT WITH MR. APELIAN

            In 1988, George Apelian and CNB entered into an agreement that obligates CNB to employ Mr. Apelian for three years after any change in control of CNB at an annual salary at least equal to the salary that Mr. Apelian is receiving at the time of the change in control. In the event Mr. Apelian's employment is not continued after the change in control, Mr. Apelian is entitled to receive a severance payment equal to three years salary.

   COMPENSATION OF DIRECTORS

            The directors of the Company receive $7,200 per year for serving as directors of the Company and CNB, $15,600 per year for serving on the loan/executive committee of CNB, and $1,800 per year for serving on the audit committee of the Company and CNB. The chairman of the audit committee receives an additional $4,200 per year. Total directors fees paid in 1996 were approximately $165,000. CNB also pays Mr. Fisher $300 per month for certain advertising services.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   BENEFICIAL OWNERSHIP OF MANAGEMENT

            The following table sets forth, as of March 15, 1997, the number of shares of Common Stock owned beneficially by each director and executive officer of the Company, and all directors and executive officers of the Company as a group.

                                                                        NUMBER OF SHARES      PERCENT OF
       NAME                        POSITIONS WITH THE COMPANY          BENEFICIALLY OWNED        CLASS
       ----                        --------------------------          ------------------     ----------

George M. Apelian                  Director and President                   7,755(1)              .6%
Dr. Julian J. Blitz                       Director                         83,057(2)             6.6%
Joseph E. Carney, Jr.                     Director                         33,013(3)             2.6%
Peter Carney                              Director                         20,316(4)             1.6%
Dr. Thomas F. Carney                Chairman of the Board                 303,774(5)              24%
Harold Diamond                            Director                          2,992(6)              .2%
Morton M. Fisher                          Director                         21,429(7)             1.7%
Richard Arn Kuci, Jr.             Executive Vice President                  4,426(8)              .4%
C. Bernard Jacobs                         Director                         26,026                  2%
Thomas J. Langan                          Director                            354                  -
Milton Mamber                             Director                         26,278(9)             2.1%
Dr. Morton Terry                          Director                         99,151(10)            7.8%
Eileen A. Salsano                 Executive Vice President                  3,414(11)             .3%

All Executive Officers and                                                926,478(12)             72%
Directors as a Group
(12 persons)

-------------
   (1) This amount consists of 1,355 shares which Mr. Apelian owns jointly with his wife and 6,400 shares which Mr. Apelian may purchase under stock options which are currently exercisable.

   (2) This amount consists of 48,274 shares which Dr. Blitz owns jointly with his wife and 34,783 shares owned solely by his wife.

   (3) This amount consists of 27,506 shares owned directly by Mr. Carney, and 5,507 owned by a corporation in which Mr. Carney is a shareholder and director. It does not include shares owned by Mr. Carney's other family members.

   (4) This amount consists of 19,362 shares owned directly by Mr. Carney, and 954 owned as trustee for a family trust.

   (5) This amount consists of 298,267 shares owned directly by Dr. Carney, and 5,507 owned by a corporation in which Mr. Carney is a shareholder and director. It does not include shares owned by other members of his family.

   (6) This amount consists of 629 shares owned jointly with Mr. Diamond's wife, and 2,363 shares owned by a partnership of which Mr. Diamond is a general partner.

   (7)  This amount consists of 21,429 shares owned jointly with Mr.
        Fisher's wife.

   (8) This amount consists of 2,800 shares which may be purchased by Mr. Kuci pursuant to stock options which are currently exercisable, 600 shares owned by him directly and 1,026 shares that Mr. Kuci owns jointly with his wife.

   (9)  This amount consists of 26,278 shares owned jointly with Mr.
        Mamber's wife.

   (10) This amount consists of 97,720 shares owned jointly with Dr. Terry's wife and 1,431 shares owned by Dr. Terry's professional association pension trust.

   (11) This amount consists of 2,114 shares which Ms. Salsano may purchase pursuant to stock options which are currently exercisable, and 1,300 shares which Ms. Salsano owns jointly with her husband.

   (12) This amount includes 11,314 shares which may be purchased by executive officers of the Company pursuant to options which are currently exercisable.


        PRINCIPAL SHAREHOLDERS OF THE COMPANY

                 The following table sets forth, as of March 15, 1997, the persons known by the Company to be beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock.


      NAME AND ADDRESS OF                  NUMBER OF SHARES
       BENEFICIAL OWNER                   BENEFICIALLY OWNED   PERCENT OF CLASS
      -------------------                 ------------------   ----------------

      Dr. Julian J. Blitz                      83,057(1)              6%
      19707 Turnberry Way, Apt.  12J
      North Miami Beach, FL 33180

      Dr. Thomas F. Carney                    303,774(2)             24%
      801 N.E. 167th Street
      North Miami Beach, FL 33162

      Roz Kovens                               76,234(3)              6%
      9999 Collins Avenue, PH 1K
      Bal Harbour, FL
      33154

      Dr. Morton Terry                         99,151(4)              7%
      20185 E. Country Club Drive,
      Apt.  2104
      Aventura, FL 33180

---------------
   (1) This amount consists of 48,274 owned jointly with Dr. Blitz' wife and 34,783 shares owned solely by his wife. It does not include 1,419 shares owned by Dr. Blitz' other family members.

   (2) This amount consists of 298,267 shares owned directly by Dr. Carney, and 5,507 owned by a corporation in which Dr. Carney is a shareholder and director. It does not include shares owned by other members of his family.

   (3) This amount consists of 20,062 shares owned directly by Ms. Kovens, and 56,172 shares owned by the Estate of Cal Kovens, which is controlled by Roz Kovens as personal representative.

   (4) This amount consists of 97,720 shares owned jointly with Dr. Terry's wife, and 1,431 shares owned by Dr. Terry's professional association pension trust.

        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        LENDING TRANSACTIONS

                 The Company, through its subsidiary CNB, has outstanding loans to certain of its directors and executive officers, members of their immediate families and companies and organizations in which a director or executive officer is a principal officer, partner or shareholder. These loans were made in the ordinary course of business, remain on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve (in the opinion of management) more than the normal risk of collectibility or other unfavorable features.

        LEGAL SERVICES

                 Milton Mamber, a director of the Company and CNB, is a shareholder in the law firm of Mamber, Savage and Singer, P.A. This firm serves as general counsel to the Company and CNB. The Company and CNB paid this firm $379,000 in legal fees in 1996, and $371,000 in 1995.

        ACQUISITION OF CARNEY BANK

                 On January 12, 1996, the Company and CNB completed the acquisition of Carney Bank. See "ItemCBusinessCAcquisition of Carney."

                 Dr. Thomas F. Carney is the Chairman of the Board and largest shareholder of the Company. He was also a director and the largest shareholder of Carney. In particular, prior to the consummation of the Merger, he beneficially owned 21.4% of the outstanding common stock of the Company and 31.8% of the outstanding common stock of Carney. Additionally, his family (which includes his brothers, sons and a grandchild) owned an additional 10% of the outstanding shares of the Company and 7.5% of the outstanding common stock of Carney. He was also the Chairman of the Board of a corporation which owned an additional 2% of the outstanding common stock of the Company. Dr. Carney did not participate in any meetings of the directors of the Company which involved the consideration of the Merger, nor did he vote as a director of the Company on the approval of the Merger Agreement.

        EMPLOYMENT AGREEMENT WITH JAMES HEARON

                 In connection with the Merger, the Company and CNB agreed to employ James Hearon, the former president of Carney, following the consummation of the Merger. Under the employment agreement, Mr. Hearon will be employed for a period of 30 months to perform the following duties: (a) to develop and expand for CNB certain Carney loan programs;
        (b) to develop and expand CNB's deposits from real property management accounts; and (c) to make business development calls to corporate, commercial and certain other customers located in Palm Beach County. During the term of his employment, Mr. Hearon will receive an annual salary of $100,000 per year and reimbursement of expenses. In addition, he will receive the same benefits, perquisites and benefit programs that are available to the other officers of CNB, including a life insurance policy of at least $200,000, medical insurance, disability and accident insurance and participation in CNB's 401(k) plan.

                 CNB may terminate Mr. Hearon's employment at any time, notwithstanding the initial 30-month period of the agreement. However, if Mr. Hearon's employment is terminated within the first 18 months of the agreement for any reason other than his death, disability or cause, CNB is obligated to continue to provide Mr. Hearon his salary and benefits for the balance of such 18 month period.

                 As part of the employment agreement, Mr. Hearon has agreed that he will not own, control, manage, be employed by, consult or otherwise participate in a business involved in banking or of any other activity which is competitive with the services provided by CNB in Dade, Palm Beach, Broward and Monroe Counties during the term of his employment and for the period any payments are made to him under the agreement.

        ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

                 (a) The exhibits set forth in the following Index of Exhibits are files as a part of this report.


                                                                      SEQUENTIAL
EXHIBIT NO.   DESCRIPTION                                              PAGE NO.
-----------   -----------                                             ----------

   3.1        Bylaws of County Financial Corporation                      *


   3.2        Article of Incorporation of County Financial Corporation    *

  10.1        Income Continuance Agreement dated January 20, 1988,
              between George M. Apelian and CFC                           *

  10.2        Keyman Agreement dated January 20, 1988, between
              George M. Apelian and CFC                                   *

  10.3        Renewal Note dated March 29, 1990 for $1,500,000 in
              favor of Life Insurance Company of Georgia                  *

  10.4        Florida Mortgage and Security Agreement dated the 28th
              day of December, 1989 between CNB and Southeast
              Mortgage Company.                                           *

  10.6        Employment Agreement between County Financial
              Corporation and James Hearon dated January 11, 1996         *

  21.1        Subsidiaries of Registrant                                  *

  27          Financial Data Schedule                                     *


                 *Each of the exhibits to this report on Form 10-KSB are incorporated by reference from the Company's Registration Statement of Form S-4 (File No. 33-97422) filed by the Company with the Securities and Exchange Commission in connection with the acquisition of Carney Bank. The Registration Statement was declared effective by the Commission on November 29, 1995.

                 (b) The Company did not file any reports on Form 8-K during the last quarter of the 1996 fiscal year.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of North Miami Beach,
                               Florida, on April 15, 1997.

                          COUNTY FINANCIAL CORPORATION


                              By: /s/ GEORGE M. APELIAN
                                 -------------------------
                              George M. Apelian, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 15, 1997.

                                SIGNATURES TITLE
                                ----------------
 /s/ GEORGE M. APELIAN
--------------------        President, Chief Executive Officer and Director
George M. Apelian           (Principal Executive Officer)

/s/ EILEEN A. SALSANO
--------------------        Executive Vice President and Chief Operating Officer
Eileen A. Salsano           (Principal Financial Officer and Principal
                            Accounting Officer)

/s/ DR. JULIAN J. BLITZ
--------------------        Director
Dr. Julian J. Blitz


--------------------        Director
Joseph E. Carney

/s/ DR. JOSEPH E. CARNEY
--------------------        Director
Dr. Thomas F. Carney


--------------------        Director
Harold Diamond


--------------------        Director
Morton M. Fisher


--------------------        Director
C. Bernard Jacobs


--------------------        Director
Thomas Langan

/s/ MILTON MAMBER
--------------------        Director
Milton Mamber

/s/ DR. MORTON TERRY
--------------------        Director
Dr. Morton Terry

/s/ PETER CAREY
-------------------         Director
Peter Carey
                                      -45-

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  County Financial Corporation:

We have audited the accompanying consolidated balance sheets of County Financial Corporation and subsidiaries ("the Company"), as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
    ---------------------
    Deloitte & Touche LLP

February 21, 1997

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                        1996          1995
                                                      --------      --------
ASSETS

EARNING ASSETS:
  Loans                                               $146,271      $139,285
  Less: Unearned income                                     (1)           (8)
        Allowance for loan losses                       (2,524)       (3,040)
                                                      --------      --------
        Total loans, net                               143,746       136,237

  Securities available for sale                         56,460        58,719
  Securities held to maturity                                          1,635
  Federal funds sold                                    19,585        12,136
                                                      --------      --------
        Total earning assets                           219,791       208,727

CASH AND DUE FROM BANKS                                 15,617        14,732

PREMISES AND EQUIPMENT, Net                              4,186         4,369

OTHER REAL ESTATE OWNED, Net                             3,338         3,329

INTEREST RECEIVABLE                                      1,450         1,865

OTHER ASSETS                                             1,564         1,000
                                                      --------      --------
TOTAL                                                 $245,946      $234,022
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
    Savings accounts                                  $ 24,360      $ 23,479
    Interest checking, interest checking plus
      and moneyfund accounts                            71,288        74,247
    Certificates of deposit, $100,000 and over          14,437        12,928
    Other certificates of deposit                       38,275        40,904
                                                      --------      --------
        Total interest-bearing deposits                148,360       151,558

  Securities sold under repurchase agreements            4,750         1,777
  Other borrowings                                         850           950
                                                      --------      --------
        Total interest-bearing liabilities             153,960       154,285

  Demand deposits                                       64,950        57,687
                                                      --------      --------
        Total                                          218,910       211,972

  Interest payable                                         775           730
  Other liabilities                                      5,122           833
                                                      --------      --------
        Total liabilities                              224,807       213,535
                                                      --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 7,9)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,500,000
    shares authorized; 1,264,328 issued and
    outstanding                                             13            13
  Capital surplus                                       13,562        13,555
  Retained earnings                                      7,621         6,697
  Net unrealized (loss) gain on securities
    available for sale, net of taxes                       (57)          222
                                                      --------      --------
    Total stockholders' equity                          21,139        20,487
                                                      --------      --------

TOTAL                                                 $245,946      $234,022
                                                      ========      ========

See accompanying notes to consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                       1996            1995
                                                    ----------      ----------
INTEREST INCOME:
  Interest and fees on loans                        $   14,004      $   13,822
  Interest on investment securities:
    Taxable                                              3,565           3,472
    Non-taxable                                             15              93
  Interest on federal funds sold                           548             552
                                                    ----------      ----------

        Total interest income                           18,132          17,939
                                                    ----------      ----------
INTEREST EXPENSE:
  Savings                                                  679             754
  Interest checking, interest checking
    plus and moneyfund accounts                          1,690           1,949
  Certificates of deposit, $100,000 and over               725             639
  Other certificates of deposit                          2,000           2,099
  Interest on other borrowings                             151             144
                                                    ----------      ----------

        Total interest expense                           5,245           5,585
                                                    ----------      ----------

NET INTEREST INCOME                                     12,887          12,354

PROVISION FOR LOAN LOSSES                                   24             259
                                                    ----------      ----------
        Net interest income after provision
          for loan losses                               12,863          12,095
                                                    ----------      ----------
NON-INTEREST OPERATING INCOME:
  Service charges on deposit accounts                    2,425           2,526
  Net loss on sale of investment securities                (11)            (12)
  Other                                                    369             411
                                                    ----------      ----------

        Total non-interest operating income              2,783           2,925
                                                    ----------      ----------
NON-INTEREST OPERATING EXPENSE:
  Personnel expense                                      5,541           5,693
  Occupancy expense, net                                 1,604           1,689
  Premises and equipment expense                           596             899
  Other                                                  3,981           3,914
  Provision for litigation settlement                    3,000
                                                    ----------      ----------

        Total non-interest operating expense            14,722          12,195
                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                                 924           2,825

PROVISION FOR INCOME TAXES                                                 980
                                                    ----------      ----------

NET INCOME                                          $     924       $    1,845
                                                    ==========      ==========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                  $     0.73      $     1.46
                                                    ==========      ==========

AVERAGE SHARES OUTSTANDING                           1,268,316       1,263,617
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            NET
                                                                         UNREALIZED
                                                                         GAIN(LOSS)
                                                                        ON SECURITIES
                                                                        AVAILABLE FOR
                                          COMMON   CAPITAL    RETAINED    SALE, NET
                                           STOCK   SURPLUS    EARNINGS     OF TAXES      TOTAL
                                          -------  -------    --------  -------------   --------
BALANCE, DECEMBER 31, 1994 (as reported)  $  10    $ 4,679     $10,362                   $15,051

  Merger with Carney Bank                     3      8,876      (5,510)                    3,369
                                          ------   -------     -------                   -------

BALANCE, DECEMBER 31, 1994 (as restated)     13     13,555       4,852                    18,420

  Net change in unrealized gain on
    securities available for sale                                           $ 222            222
  Net income                                                     1,845                     1,845
                                          ------   -------     -------      -----        -------
BALANCE, DECEMBER 31,1995                    13     13,555       6,697        222         20,487

  Net change in unrealized gain on
    securities available for sale                                            (279)          (279)
  Employee stock options exercised                       7                                     7
  Net income                                                       924                       924
                                          ------   -------     -------      -----        -------

BALANCE, DECEMBER 31, 1996                $  13    $13,562     $ 7,621      $ (57)       $21,139
                                          ======   =======     =======      =====       ========


See accompanying notes to consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995  (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            1996          1995
                                                          --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $    924      $ 1,845
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                     24          259
  Provision for litigation settlement                        3,000
  Depreciation and amortization                                687          800
  Deferred income tax benefit                                 (486)         (27)
  Net loss on sale of assets                                    11           36
  Net loss on sale of investment securities                     11           12
  Provision for other real estate owned losses                  50          102
  Decrease (increase) in interest receivable                   415           (1)
  Decrease (increase) in other assets                           59           (8)
  Increase in interest payable                                  45          213
  Increase (decrease) in other liabilities                   1,289         (229)
                                                          --------     --------
     Net cash provided by operating activities               6,029        3,002
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturities of
  securities held to maturity                                            18,306
 Proceeds from sales and maturities of
  securities available for sale                             31,117       12,016
 Purchase of securities held to maturity                                 (7,990)
 Purchase of securities available for sale                 (27,692)     (12,837)
 Increase in loans, net                                     (7,659)      (4,526)
 Proceeds from sale of other real estate owned                  56        1,457
 Purchases of premises and equipment, net                     (406)        (661)
                                                          --------     --------
     Net cash (used in) provided
      by investing activities                               (4,584)       5,765
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in savings                                881       (5,144)
 Decrease in interest checking,
  interest checking plus and moneyfund                      (2,959)      (3,329)
 (Decrease) increase in certificates of deposit             (1,120)       9,101
 Increase in securities sold
   under repurchase agreements                               2,973        1,407
 Repayment of long-term borrowings                            (100)        (129)
 Increase (decrease) in demand deposits                      7,263       (1,122)
 Proceeds from employee stock options exercised                  7
 Payments to dissenting shareholders from merger               (56)
                                                          --------     --------
     Net cash provided by financing activities               6,889          784
                                                          --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    8,334        9,551

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              26,868       17,317
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 35,202     $ 26,868
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid during the year for:                           $  4,865     $  5,398
                                                          ========     ========
  Interest                                                             $  1,187
                                                                       ========
  Income taxes

SUPPLEMENTAL SCHEDULE ON NON-CASH INVESTING ACTIVITIES:
 Other real estate owned received through foreclosure     $    233     $  1,113
                                                          ========     ========


See accompanying notes to consolidated financial statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   County Financial Corporation ("C.F.C."), a one Bank holding company, its wholly-owned banking subsidiary, County National Bank of South Florida (the "Bank") and its inactive wholly-owned non-banking subsidiary, Carnco Corporation ("Carnco") are primarily engaged in the traditional banking practices of gathering deposits and investing in loans and investment securities. The Bank offers these services through its main office and eleven branches located in Dade, Broward and Palm Beach counties, Florida. Substantially all of the Bank's activities are conducted with customers in South Florida.

   MERGER - On January 12, 1996, Carney Bank was merged with and into the Bank with the Bank being the surviving corporation. The merger was made pursuant to an Agreement and Plan of Reorganization and related Agreement to Merge (the "Merger Agreement"), dated May 10, 1995. Under the terms of the Merger Agreement, the Company issued approximately 285,000 shares of its common stock in exchange for all outstanding common stock, stock options, and warrants of Carney Bank. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the merger have been restated to include the financial position and results of operations of Carney Bank.

   The following summarizes amounts previously reported by C.F.C. and Carney Bank prior to the merger:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1995
                                                                ------------
Net interest income:
 C.F.C                                                            $  9,794
 Carney Bank                                                         2,560
                                                                  --------

 Combined                                                         $ 12,354
                                                                  ========
Net income:
 C.F.C                                                            $  1,620
 Carney Bank                                                           225
                                                                  --------

 Combined                                                         $  1,845
                                                                  ========
Net income per common and common equivalent share:
 C.F.C                                                            $   1.28
 Carney Bank                                                          0.18
                                                                  --------

 Combined                                                         $   1.46
                                                                  ========

   The accounting and reporting policies and practices of C.F.C., the Bank, and Carnco conform to the practices in the banking industry and generally accepted accounting principles. The following is a description of the more significant accounting policies.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

   CONSOLIDATION - The consolidated financial statements include the accounts of C.F.C., the Bank, and Carnco (inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

   STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

   LOANS AND ALLOWANCE FOR LOAN LOSSES - Loans are stated at principal amounts outstanding. Interest on loans is accrued at the applicable interest rate on the principal amount outstanding.

   The allowance for loan losses is established by charges to income through the provision for loan losses. Loans or portions thereof which are considered by management to be uncollectible are charged to the allowance and recoveries of amounts previously charged off are credited to the allowance. The allowance represents the amount which, in management's judgment, is adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuing evaluation of the loan portfolio in light of past loan loss experience, regulatory examinations, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future economic and other conditions that may be beyond management's control.

   On January 1, 1995, C.F.C. adopted Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - RECOGNITION AND DISCLOSURES, an amendment of SFAS No. 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards entailed the identification of commercial, industrial, real estate commercial and real estate construction loans which are considered impaired under the provisions of SFAS No. 114.

   Under the provisions of these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

   Commercial loans that are past due 90 days or more as to principal or interest or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired under SFAS No. 114, are generally classified as nonperforming loans unless based on the evaluation of management the loan is well secured and in the process of collection.

   Interest collections on nonperforming loans, including impaired loans, for which the ultimate collectibility of principal and interest is uncertain are applied as reductions in book value. Otherwise, such collections are credited to income when received.

   Installment loans that are past due 90 days or more are not generally classified as nonperforming assets. Generally, installment loans are liquidated or charged-off soon after becoming 90 days past due. Income is generally recognized on past due installment loans until the loan is charged-off.

   At December 31, 1996 and 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was approximately $2,449,000 and $1,780,000, respectively. These impaired loans required a SFAS No. 114 allowance for loan losses of approximately $364,000 and $368,000, respectively. The average recorded investment in impaired loans during the years December 31, 1996 and 1995 was approximately $1,908,000 and $909,000, respectively. For the years ended December 31, 1996 and 1995, the Bank recognized interest income on these impaired loans of approximately $166,000 and $153,000, respectively.

   LOAN FEES - Loan origination and commitment fees and costs are deferred and recognized as a yield adjustment.

   INVESTMENT SECURITIES - Investment securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investment securities must be classified and accounted for under the following conditions:

       TRADING ACCOUNT SECURITIES - Trading account securities are held in anticipation of short-term sales or market movements. Trading account securities are stated at fair value. Gains or losses on the sale of trading account securities, as well as unrealized fair value adjustments, are included in operating income. At December 31, 1996 and 1995, the Bank held no trading account securities.

       SECURITIES AVAILABLE FOR SALE - Securities to be held for unspecified periods of time including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are carried at fair value. Unrealized gains or losses are reported as a net amount in a separate component of stockholders' equity until realized.

       SECURITIES HELD TO MATURITY - Securities that management has a positive intent and the ability to hold to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts over the life of the securities using a method which approximates the level yield method. At December 31, 1996, the Bank held no securities classified as securities held to maturity.

   OTHER REAL ESTATE OWNED - Real estate acquired through actual foreclosure is recorded at the fair value of the property. Subsequently, the property is carried at the lower of cost as determined above or fair value less disposal cost.

   Costs relating to the development and improvement of other real estate owned are capitalized, whereas those relating to holding the property are charged to expense in the period incurred.

   The amount the Bank will ultimately recover from other real estate owned could differ from the amounts used in arriving at the net carrying value of the property due to future market factors beyond the Bank's control. Allowance for losses on other real estate owned were approximately $283,000 and $233,000 at December 31, 1996 and 1995.

   PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized by the straight-line method over the remaining term of the applicable leases or their useful lives, whichever is shorter. Maintenance and repairs are charged to operating expenses as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to operating income.

   INCOME TAXES - In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the Bank provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

   STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. C.F.C. has chosen to continue to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees are measured as the excess, if any, of the fair value of C.F.C.'s stock at the date of grant over the amount an employee must pay for the stock.

   RECLASSIFICATIONS - Formats and certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

   NEW ACCOUNTING PRONOUNCEMENT - In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. C.F.C. is in the process of evaluating the impact of SFAS No. 125.

2. LOANS OUTSTANDING AND LOANS TO RELATED PARTIES

   The distribution of loans outstanding, by type, is as follows (in thousands):

                                                        1996        1995
                                                      --------   --------
   Real estate loans                                  $110,094   $ 97,455
   Commercial and industrial loans                      34,392     39,379
   Instalment loans                                      1,572      2,344
   Overdrafts                                              213        107
                                                      --------   --------

   Total                                              $146,271   $139,285
                                                      ========   ========

   Substantially all of the Bank's loan activity is with borrowers located within South Florida. A substantial portion of the Bank's real estate loan portfolio is secured by various types of commercial real estate and land. A concentration of the Bank's commercial and industrial loans are to companies and individuals in the service and trade-related industries, with approximately 6% of these being unsecured. The collectibility of these loans is dependent to a large degree on the economic conditions within South Florida and these industries.

   Loans on which the accrual of interest has been discontinued amounted to $2,670,000 and $1,492,000 at December 31, 1996 and 1995, respectively. The unrecorded related interest on loans classified as non-accrual for the years ended December 31, 1996 and 1995 was $285,000 and $36,000, respectively. There are no commitments to lend additional funds to these borrowers.

   Included in loans at December 31, 1996 and 1995 are approximately $551,000 and $1,270,000, respectively, in loans to executive officers, directors, principal shareholders and their affiliates of C.F.C. and the Bank. In addition, legal fees totaling $379,000 and $371,000 for the years ended 1996 and 1995, respectively, were paid to the Bank's law firm, in which the principal owner is a director and shareholder of C.F.C.

3. ALLOWANCE FOR LOAN LOSSES

   Transactions in the allowance for loan losses for the years ended December 31, 1996 and 1995 are as follows (in thousands):

                                                          1996      1995
                                                         ------    ------
   Balance, beginning of period                          $3,040    $2,791
   Provision charged to operations                           24       259
   Loan recoveries                                          221       180
   Loan charge-offs                                        (761)     (190)
                                                         ------    ------

   Balance, end of period                                $2,524    $3,040
                                                         ======    ======

4. INVESTMENT SECURITIES

   The amortized cost and approximate fair values of investment securities at December 31, 1996 and 1995 are as follows (in thousands):

                                                 1996
                                ------------------------------------
                                AMORTIZED   GROSS  UNREALIZED   FAIR
                                  COST      GAINS    LOSSES    VALUE
                                ---------   -----  ---------- ------
   AVAILABLE FOR SALE:
     U.S. Treasury securities    $32,553   $125    $ 76      $32,602
     U.S. Government agencies     23,378     73     213       23,238
     Municipals                       95                          95
     Other                           525                         525
                                 -------   ----    ----      -------
         Total                   $56,551   $198    $289      $56,460
                                 =======   ====    ====      =======

                                                1995
                                ------------------------------------
                                AMORTIZED   GROSS  UNREALIZED   FAIR
                                  COST      GAINS    LOSSES    VALUE
                                ---------   -----  ---------- ------
   AVAILABLE FOR SALE:
     U.S. Treasury securities    $41,278    $346    $70      $41,554
     U.S. Government agencies     14,654      74     17       14,711
     Municipals                    2,186      20      9        2,197
     Other                           257                         257
                                 -------    ----    ---      -------
           Total                 $58,375    $440    $96      $58,719
                                 =======    ====    ===      =======

                                                1995
                                ------------------------------------
                                AMORTIZED  GROSS  UNREALIZED  FAIR
                                  COST     GAINS    LOSSES    VALUE
                                ---------  -----  ---------- ------
   HELD TO MATURITY:
     U.S. Government agencies    $  938      $14    $  4     $  948
     Municipals                      95        2                 97
     Other                          602              103        499
                                 ------      ---    ----     ------
           Total                 $1,635      $16    $107     $1,544
                                 ======      ===    ====     ======

   In December 1995, the Bank transferred approximately $51,702,000 of securities held to maturity with net unrealized holding gains of approximately $277,000 to securities available for sale. This transfer was a result of the Bank adopting the provisions of FASB's Special Report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES - QUESTIONS AND ANSWERS, issued in November 1995.

   In addition, in January 1996, the Bank transferred approximately $1,635,000 of securities held to maturity with net unrealized holding losses of approximately $91,000 to securities available for sale. The transfer was a result of the merger with Carney Bank as discussed in Note 1.

   U.S. Government agencies at December 31, 1996 and 1995 are GNMA (including FNMA and FHLMC in 1995) mortgage-backed securities and U.S. Government sponsored agency securities.

   At December 31, 1996 and 1995, investment securities with an approximate book value of $13,739,000 and $13,239,000, respectively, were pledged as collateral for repurchase agreements, letters of credit, public and bankruptcy deposits, federal funds purchased and U.S. Treasury tax and loan deposits as required by law.

   As of December 31, 1996, the amortized cost and fair value of investment securities, by contractual maturity, was as follows (in thousands):

                                            AMORTIZED     FAIR
                                               COST      VALUE
                                            ---------   -------
   Within one year                           $23,672    $23,730
   One to five years                          30,845     30,701
   Five to ten years                           1,509      1,504
   Over ten years                                525        525
                                             -------    -------

   Total                                     $56,551    $56,460
                                             =======    =======

   Proceeds from the sales of securities available for sale for the year ended December 31, 1996 were $14,346,000. Proceeds from the sales of securities held to maturity for the year ended December 31, 1995 were approximately $3,990,000. For the years ended December 31, 1996 and 1995, there were gross losses of $34,000 and $12,000, respectively, and for the year ended December 31, 1996, there were gross gains of $23,000 from sales of these securities. There were no gross gains in 1995. All securities held to maturity sold were within three months of their respective maturity date.

5. CASH AND DUE FROM BANKS

   Included in cash and due from banks are required federal reserves of approximately $6,351,000 and $5,506,000 at December 31, 1996 and 1995,
   respectively. The required reserves are computed by applying prescribed ratios to the various classes of average deposit balances. These funds are held in the form of cash on hand and balances maintained directly with the Federal Reserve Bank.

6. PREMISES AND EQUIPMENT

   Bank premises and equipment are summarized as follows (in thousands):

                                                     1996        1995
                                                   -------     -------
   Land                                            $   925     $   925
   Bank building and improvement                     3,631       3,564
   Furniture and equipment                           5,893       5,632
   Leasehold improvements                            1,733       1,709
                                                   -------     -------

   Total                                            12,182      11,830

   Less accumulated depreciation and amortization   (7,996)     (7,461)
                                                   -------     -------

   Total                                           $ 4,186     $ 4,369
                                                   =======     =======

   As of December 31, 1996 and 1995, certain land, building and improvements with an approximate net book value of $1,258,000 and $1,325,000, respectively, have been pledged as collateral for certain mortgages (see Note
   8).

   Depreciation and amortization expense related to premises and equipment for the years ended December 31, 1996 and 1995 was $589,000 and $682,000, respectively.

7. LEASE AND SUBLEASE COMMITMENTS

   The Bank leases certain premises and equipment under various operating lease agreements. Certain lease agreements provide for renewals and purchase options and rental escalations based upon the consumer price index, at specific intervals. Substantially all leases provide that the Bank pay executory costs such as insurance, maintenance, and taxes applicable to the lease properties.

   As of December 31, 1996, future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of more than one year are as follows (in thousands):

                                         DECEMBER 31,
                                             1996
                                         ------------
   1997                                     $1,190
   1998                                      1,232
   1999                                        915
   2000                                        745
   2001                                        580
   2002 and thereafter                       1,423
                                            ------

   Total                                    $6,085
                                            ======

   Lease expense amounted to $1,022,000 and $1,016,000 for the years ended December 31, 1996 and 1995, respectively.

   As of December 31, 1996, future minimum lease and sublease rental income for all non-cancelable leases and subleases with initial or remaining terms of more than one year are as follows (in thousands):

                                         DECEMBER 31,
                                            1996
                                         ------------
   1997                                     $175
   1998                                       82
   1999                                       51
   2000                                       10
                                            ----

   Total                                    $318
                                            ====

   Sublease and rental income for the years ended December 31, 1996 and 1995 amounted to $178,000 and $173,000, respectively.

8. OTHER BORROWINGS

   In March 1990, the Bank obtained permanent financing of $1,500,000 in the form of a 15-year first mortgage loan with an unaffiliated financial institution, at an interest rate of ten percent (10%) payable monthly and with quarterly principal reductions of $25,000. The mortgage loan is collateralized by certain Bank premises and contains certain prepayment restrictions. The proceeds from this borrowing were used to pay off the C.F.C. long-term credit agreement dated April 1985 and amended in 1989.

   Interest expenses on long-term borrowings for the years ended December 31, 1996 and 1995 amounted to $89,000 and $99,000, respectively.

   Securities sold under repurchase agreements generally mature within one day from the transaction date.

9.  COMMITMENTS AND CONTINGENCIES

   In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to fund loans and to extend letters of credit. The credit and market risks associated with these instruments are generally managed in conjunction with the Bank's balance sheet activities and are subject to normal credit policies and monitoring procedures. The Bank's exposure to loss is represented by the contractual amount of the commitments. Commitments to fund loans and standby letters of credit amounted to approximately $32,123,000 and $28,207,000 as of December 31, 1996 and 1995. Management does not anticipate any significant losses as a result of these transactions.

   The Bank was a party to several legal proceedings arising out of the alleged failure due to fraud of the food "diverting" business owned and operated by former deposit customers of the Bank, Premium Sales Corporation, Plaza Trading Corporation, and certain of their affiliates and associates (the "Premium Group"). These proceedings had been brought by the Chapter 11 trustee for certain members of the Premium Group and others as class actions on behalf of investors in the Premium Group. On October 9, 1996, the Bank reached a settlement in the case and agreed to pay $3,000,000 without any admission of fault. Such amount has been accrued as of December 31, 1996 and is included in other liabilities in the accompanying consolidated balance sheet.

10. STOCK OPTION PLAN

   C.F.C. maintains an Employee Stock Option Plan (the "Plan") whereby 25,000 shares of C.F.C.'s common stock, which consists of authorized but previously unissued common stock, may be issued to certain key management employees pursuant to options granted under the Plan. The option price is the book value per share as of the end of C.F.C.'s fiscal year immediately preceding the date of exercise. Options are exercisable after one year and up to ten years after the date of grant. In July 1985, C.F.C. granted the first options of 18,200 shares which became exercisable during 1986. On January 18, 1995, the Board of Directors granted an extension of three (3) additional years to exercise the options at a fixed price of $12.00 per share which become effective January 1, 1996.

   During 1996, 5,400 stock options were granted, and 700 shares were exercised. During 1995, no stock options were granted and no shares were exercised. At December 31, 1996 and 1995, 21,064 and 16,364 options were outstanding and exercisable at an option price of $12.00 and $15.37, respectively.

   The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees as described in Note 1. Accordingly, no compensation expense has been recognized in the year ended December 31, 1996, related to the granting of options during the current year. Compensation costs would have been increased by approximately $34,000 in 1996 had the fair value of stock options granted been recognized as compensation expense as prescribed by SFAS No. 123. The fair value of the stock option at the date of grant were estimated using the minimum value method prescribed by SFAS No. 123.

11. INCOME TAXES

   The consolidated provision for income taxes is as follows (in thousands):

                                             1996       1995
                                            ------     ------
   Federal:
     Current                               $  456     $  903
     Deferred                                (456)       (25)
                                           ------     ------

   Total                                        -        878
                                           ------     ------
   State:
     Current                                   30        104
     Deferred                                 (30)        (2)
                                           ------     ------

   Total                                        -        102
                                           ------     ------

   Total                                   $    -     $  980
                                           ======     ======

   Deferred income taxes are provided for the temporary differences between financial reporting basis and tax basis of the Company's assets and liabilities under SFAS No. 109. Temporary differences are as follows (in thousands):

                                                 1996                 1995
                                             DEFERRED TAX         DEFERRED TAX
                                         ---------------------------------------
                                          ASSET    LIABILITY   ASSET   LIABILITY
                                         -------   ---------  -------  ---------
   Net operating loss                                         $ 1,027   $   (53)
   Securities available for sale         $    34    $    -                 (122)
   Depreciation                              123                  159
   Deferred loan fees                        323                  217
   Other real estate owned                   104                  251
   Provision for litigation settlement     1,186

   Other                                     290                  242
                                         -------    ------    -------   --------
           Total                           2,060         -      1,896      (175)

           Less valuation allowance       (1,078)        -     (1,381)        -
                                         -------    ------    -------   --------

           Total                             982    $    -        515   $  (175)
                                         -------    ======    -------   ========
   Net deferred tax asset                $   982              $   340
                                         =======              =======

   A reconciliation of the income tax provision to the amount obtained by applying the effective federal tax rates is as follows (in thousands):

                                                             1996      1995
                                                            -----      ----
   Income tax at statutory rate                             $ 314      $960
   Tax-exempt interest, net of related expenses                (5)      (31)
   State taxes net of benefit                                            67
   Change in valuation allowance                             (303)
   Other                                                       (6)      (16)
                                                            -----      ----

Total taxes                                                 $   -      $980
                                                            =====      ====

12. "401(K)" SAVINGS PLAN

   The Bank maintains a contributory "401(k)" savings plan for substantially all of its employees. Employees are eligible to begin participating in the plan after one year of active employment. Employees participating in the plan may contribute from one to fifteen percent of their gross wages effective January 1, 1996. During 1995, employee contributions of up to five percent of their gross wages were matched by a contribution by the Bank of approximately fifty percent of the employees contribution. Starting July 1, 1996, the first one percent of the employee contribution has been matched by a Bank's contribution of one hundred percent of the employees contribution. The Bank will contribute fifty percent of employee contribution for contributions between two and six percent of the employee gross wages.

   The Bank's contribution to the "401(k)" savings plan for the years ended December 31, 1996 and 1995 were $101,000 and $78,000, respectively.

   Participants vest in the plan funds contributed by the Bank at a cumulative rate of 25% per year of active service after initial participation in the plan. Funds contributed by participants are 100% vested.

13. REGULATORY MATTERS

   C.F.C. and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on C.F.C.'s consolidated financial statements. Under capital adequacy guidelines, C.F.C. and the Bank must meet specific capital guidelines that involve quantitative measures of C.F.C.'s and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. C.F.C.'s and the Bank's capital amounts and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require C.F.C. and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that C.F.C. and the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

   C.F.C.'s consolidated and the Bank's actual capital amounts and ratios are also presented in the table (in thousands):

                                                                                    TO BE CONSIDERED WELL
                                                                                      CAPITALIZED UNDER
                                                                    FOR CAPITAL       PROMPT CORRECTIVE
                                                 ACTUAL          ADEQUACY PURPOSE     ACTION PROVISIONS
                                            ----------------    -----------------   ---------------------
                                             AMOUNT    RATIO    AMOUNT      RATIO     AMOUNT       RATIO
                                            -------   ------    -------     -----   ----------   --------
AS OF DECEMBER 31, 1996:
C.F.C.

Total Capital (to Risk Weighted Assets)     $23,283    14.0%    $13,320     8.0%
                                            =======    ====     =======     ===

Tier I Capital (to Risk Weighted Assets)    $21,196    12.7%    $ 6,660     4.0%        Not Applicable
                                            =======    ====     =======     ===

Tier I Capital (to Average Assets)          $21,196     9.2%    $ 9,241     4.0%
                                            =======    ====     =======     ===
BANK

Total Capital (to Risk Weighted Assets)     $23,283    14.0%    $13,320     8.0%      $16,650     10.0%
                                            =======    ====     =======     ===       =======     ====

Tier I Capital (to Risk Weighted Assets)    $21,196    12.7%    $ 6,660     4.0%      $ 9,990      6.0%
                                            =======    ====     =======     ===       =======     ====

Tier I Capital (to Average Assets)          $21,196     9.2%    $ 9,241     4.0%      $11,551      5.0%
                                            =======    ====     =======     ===       =======     ====
AS OF DECEMBER 31, 1995:
C.F.C.

Total Capital (to Risk Weighted Assets)     $22,232    14.2%    $12,502     8.0%
                                            =======    ====     =======     ===

Tier I Capital (to Risk Weighted Assets)    $20,265    13.0%    $ 6,251     4.0%       Not Applicable
                                            =======    ====     =======     ===

Tier I Capital (to Average Assets)          $20,265     9.0%    $ 9,025     4.0%
                                            =======    ====     =======     ===
BANK

Total Capital (to Risk Weighted Assets)     $22,232    14.2%    $12,502     8.0%      $15,627     10.0%
                                            =======    ====     =======     ===       =======     ====

Tier I Capital (to Risk Weighted Assets)    $20,265    13.0%    $ 6,251     4.0%      $ 9,376      6.0%
                                            =======    ====     =======     ===       =======     ====

Tier I Capital (to Average Assets)          $20,265    69.0%    $ 9,025     4.0%      $11,282      5.0%
                                            =======    ====     =======     ===       =======     ====

   The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, approximately $4,495,000 of retained earnings were available for dividend declaration without prior regulatory approval. No dividends were declared and/or paid during the years ended December 31, 1996 and 1995.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                            AT DECEMBER 31 (IN THOUSANDS)
                                       ----------------------------------------
                                              1996                  1995
                                       --------------------  -------------------
                                       CARRYING   ESTIMATED  CARRYING  ESTIMATED
                                        AMOUNT   FAIR VALUE   AMOUNT  FAIR VALUE
                                       --------  ----------  -------- ----------
Assets:
  Cash and cash equivalents             $ 35,202   $35,202   $ 26,868  $ 26,868
  Securities available for sale           56,460    56,460     58,719    58,719
  Securities held to maturity                                   1,635     1,544
  Loans, net                             143,746   135,813    136,237   132,261

Liabilities:
  Savings, demand deposits and
    other deposits                       160,598   160,598    155,413   155,413
  Time deposits                           52,712    52,028     53,832    53,103
  Securities sold under
    repurchase agreements                  4,750     4,750      1,777     1,777
  Other borrowings                           850       723        950       808

  Off-balance-sheet unrealized gains:
    Standby letters of credit                           20                   15
    Unused commitments                                  23                   20

   The fair value of investment securities is based on quoted market prices obtained from independent pricing services. The fair value of fixed-rate loans, time deposits, and other financial instruments is estimated based on the present value method using current entry-value rates applicable to each category of such financial instruments with maturities more than one year. No adjustment entry was made to the entry-value interest rates for changes in credit of performing commercial loans for which there are no known credit concerns. The fair value of nonperforming loans with a recorded book value of $6,000,000 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. Demand deposits are shown at their face value. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

   The fair value estimates presented herein are based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

   The following condensed balance sheets as of December 31, 1996 and 1995, and condensed statements of income and cash flows for the years ended December 31, 1996 and 1995, for County Financial Corporation should be read in conjunction with the consolidated financial statements and the notes herein:

                                                           DECEMBER 31,
                                                        ------------------
                                                          1996       1995
                                                        -------    -------
PARENT COMPANY ONLY
  BALANCE SHEETS
  (IN THOUSANDS):

ASSETS:
  Cash                                                  $    31    $    80
  Investments in subsidiaries                            21,108     20,407
                                                        -------    -------

  Total                                                 $21,139    $20,487
                                                        =======    =======
STOCKHOLDERS' EQUITY:
  Common stock                                          $    13    $    13
  Capital surplus                                        13,562     13,555
  Retained earnings                                       7,621      6,697
  Net unrealized gains on securities
    available for sale                                      (57)       222
                                                        -------    -------

  Total                                                 $21,139    $20,487
                                                        =======    =======

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -----------------
                                                           1996       1995
                                                          -----     -------
PARENT COMPANY ONLY
  STATEMENTS OF INCOME
  (IN THOUSANDS):

Equity in undistributed earnings of the
  Bank and net income                                     $ 924     $ 1,845

PARENT COMPANY ONLY
  STATEMENTS OF CASH FLOWS
  (IN THOUSANDS):

Operating activities:
  Net income                                              $ 924     $ 1,845

  Less equity in earnings of the bank                      (924)     (1,845)
                                                          -----     -------
       Net cash provided by operating activities              -           -
                                                          -----     -------
Financing activities:
  Proceeds from issuance of common stock                      7
  Payments to dissenting shareholders from merger           (56)
                                                          -----     -------

  Net cash used in financing activities                     (49)

  Net decrease in cash                                      (49)          -

  Cash at beginning of year                                  80          80
                                                          -----     -------

  Cash at end of year                                     $  31     $    80
                                                          =====     =======
                                 ************
                                      -64-

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
  27         Financial Data Schedule