Form 10QSB
period 1997-03-31
COUNTY FINANCIAL CORP
filed 1997-05-21
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

         For the quarter ended March 31, 1997

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

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

                              Yes  [X]         No [ ]

         As of April 30, 1997 the registrant had 1,264,881 outstanding shares of common stock $.01 par value.

                  Transitional Small Business Disclosure Format (check one):

                              Yes  [ ]         No [X]

         Total Pages:  24                       Exhibit Index : Page   17
                      ----                                             ---

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of County Financial Corporation and its subsidiaries (the "Company" or "CFC") for the three months ended March 31, 1997 and 1996 are set forth on pages 22 to 26 of this Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE
         MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS

         CFC's consolidated net income for the first three months of 1997 was $937,000 or 15.8% more than the $808,000 earned in the same period in 1996. Net income per common share was $0.74 in 1997 vs. $0.64 in 1996.

         CFC's performance in the first three months of 1997 resulted in a return on average stockholders' equity of 17.9%, compared to 16.0% in 1996. The return on average assets was 1.61% in 1997, compared to 1.43% in 1996.

         The improvement in CFC's performance is primarily due to increased interest income and the tax benefit resulting from payment of the litigation settlement which were partially mitigated by increased operating expenses.

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

         The following table sets forth the Company's average balance sheets and related interest, yield and rate information for the first three months of 1997 and 1996.

                                                                   AVERAGE BALANCE SHEETS
                                                                    (AMOUNTS IN THOUSANDS)
                                                                             MARCH 31,

                                                     1997                                        1996
                                        --------------------------------------       ---------------------------------
                                        AVERAGE                        YIELD/         AVERAGE                 YIELD/
                                        BALANCE         INTEREST        RATE          BALANCE    INTEREST      RATE
                                                                    ANNUALIZED                              ANNUALIZED

ASSETS
EARNING ASSETS:
Loans, net of unearned income          $144,657         $ 3,566         10.00%        $ 133,574  $  3,289       9.90%
Investment Securities                    59,248             930          6.37%           60,245       869       5.80%
Federal funds sold                        9,895             131          5.37%           13,511       178       5.30%
                                        -------         -------       -------          --------  --------     ------

   Total earning assets                 213,800           4,627          8.78%          207,330     4,336       8.41%
                                        -------         -------       -------          --------  --------     ------
NON-INTEREST EARNING
   ASSETS:
Cash and due from banks                  13,573                                          12,832
Premises and equipment, net               4,223                                           4,112
Other Real Estate Owned, net              3,262                                           3,256
Other assets                              2,760                                           2,475
Allowance for loan losses                (2,423)                                         (2,639)
                                        -------                                        --------
   Total non-interest
   earning assets                        21,395                                          20,036
                                        -------                                        --------

     TOTAL ASSETS                      $235,195                                        $227,366
                                       ========                                        ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                       $ 23,630          $  175          3.00%        $  23,362 $     172       2.96%
Money market/NOW accounts                70,314             395          2.28%           73,223       441       2.42%
Time deposits                            53,182             721          5.50%           50,140       674       5.41%
Repurchase agreements                     2,103              16          3.09%            2,471        23       3.74%
Other borrowings                            825              21         10.32%              926        23       9.99%
                                        -------         -------       -------          --------  --------     ------
Total interest
  bearing liabilities                   150,054           1,328          3.59%          150,122     1,333       3.57%
                                        -------         -------       -------          --------  --------     ------
NON-INTEREST BEARING
  LIABILITIES:
Demand deposits                          62,056                                          55,275
Other liabilities                         1,891                                           1,682
                                        -------                                        --------
  Total non-interest
  bearing liabilities                    63,947                                          56,957
                                        -------                                        --------
 Total liabilities                      214,001                                         207,079

STOCKHOLDERS' EQUITY                     21,194                                          20,287
                                        -------                                        --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $235,195                                       $ 227,366
                                       ========                                       =========

Net interest Income/Spread                               $  3,299         5.19%                   $ 3,003       4.84%
                                                         ========                                 =======
Net Interest Yield                                                        6.26%                                  5.83%


Notes:

                  - The amounts set forth as average balances are based on daily averages for each period.
                  - Loan fees, which are included in interest income and in the calculation of average yields, were $143,000 and $71,000 in the first three months of 1997 and 1996, respectively.
                  - Tax exempt income is not calculated on a tax equivalent basis.
                  -        Non-accruing loans are included in average loans.

         Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

         Net interest income for the first three months of 1997 was $3,299,000, up 9.9% from $3,003,000 in 1996. Interest income from earning assets increased from $4,336,000, in the first three months of 1996 to $4,627,000 in the same period of 1997. This increase was due to the increase in the yield on investment securities from 5.80% in the first three months of 1996 to 6.37% in the same period of 1997; although, the average investment balance decreased $997,000. Average federal funds sold decreased $3,616,000, as average loans increased $11,083,000 resulting in a net increase of $6,470,000 in total earning assets. The increase in average loans was accompanied by a rise in the average yield which increased from 9.90% for the first three months of 1996 to 10.00% in the first three months of 1997. The effect of these factors was to cause the yield on the Company's earning assets to rise from 8.41% for the first three months of 1996 to 8.78% for the first three months of 1997.

         Interest expense on interest bearing liabilities decreased from $1,333,000 in the first three months of 1996 to $1,328,000 in the first three months of 1997. Average Money Market/Now accounts declined $2,909,000 with a decrease in yield from 2.42% to 2.28%. Likewise, Repurchase agreements and other borrowing balances decreased $368,000 and $101,000 respectively with increased yields. The decreases were offset by average time deposit and savings increases of $3,042,000 and $268,000, accompanied by small yield increases. The cumulative impact of these changes was to increase the average cost of funds from 3.57% for all interest bearing liabilities for the first three months of 1996 to 3.59% for the first three months of 1997.

NON-INTEREST INCOME

         Non-interest income in the first three months of 1997 totaled $728,000, compared with $733,000 in 1996. Gains on the sale of O.R.E.O. totaling $21,000 were offset by reduced deposit fee income from $619,000 in 1996, to $611,000 in 1997 and a $10,000 reduction in miscellaneous income.

INVESTMENT SECURITIES GAINS AND LOSSES

         At March 31, 1997, the Company held investment securities with a market value of $58,483,000, which was $502,000 lower than the amortized cost of the portfolio. This difference consisted of $137,000 of gross unrealized gains and $639,000 of gross unrealized losses. There were net gains of $ 4,000 from the sale of securities in the first three months of 1997, versus net gains of $13,000 in the same period of 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $ 6,000 in both the first three months of 1997 and 1996 as improved loan performance over prior years continued. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES

         Non-interest expenses for the first three months of 1997 totaled $3,084,000, which was up 7.5% from $2,868,000 in 1996. Non-interest expenses are discussed below in more detail.

         PERSONNEL. Personnel expense (which includes salaries and benefits) represented 48.3% of total non-interest expenses in 1997. Personnel expenses increased 0.2% to $1,489,000 in 1997 from $1,488,000 in 1996. Staff on a full-time equivalent basis averaged 166 in 1997 compared to 164 in 1996. The slight increase reflects additional staffing for a new branch opened February 1997.

         OCCUPANCY EXPENSE. Net occupancy expense in 1997 totaled $438,000, up 14.1% from $384,000 in 1996. The increase was due to the opening of a new branch in Boca Raton, Florida in February 1997, and higher maintenance and rent at existing branch locations due to CPI increases.

         PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes furniture and equipment depreciation, rental and maintenance, totaled $164,000 in 1997, up 17.1% from $140,000 in 1996. The increase is due to additional depreciation and maintenance costs on equipment purchases and technological upgrades for existing branches and new branches.

         OTHER NON-INTEREST EXPENSES. Other non-interest expenses for the first three months of 1997 totaled $992,000, up 16.0% from $855,000 in 1996. This category of expenses benefited from a legal settlement in December, 1996 which was primarily responsible for a reduction of legal fees and other professional fees from a total of $371,000 for the first three months of 1996 to $99,000 for the same period of 1997. This decrease was more than offset by an increase in O.R.E.O. write downs and expense which increased from $53,945 in 1996 to $302,948 in 1997, due to the reduced value of the Ron Martin property as determined by a current appraisal, in addition to increases in several expense categories due to growth.

CAPITAL EXPENDITURES

         CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the first three months of 1997 equaled $176,000 compared to $117,000 in 1996, and were principally related to equipment purchased for various branch sites and changes in equipment due to technological advances. Capital expenditures through March 31, 1997 for the new branch opened February 1997 in Boca Raton, Florida totaled $77,000. CFC received approval from the Office of the Comptroller of the Currency for the opening of a new branch in Pembroke Pines, Florida on August 30, 1996. The opening date is anticipated for the second quarter of 1997 and capital expenditures have been estimated at $507,000. The Company also expects to incur other start up costs and expenses in connection with the opening of this branch.

ASSET QUALITY AND CREDIT RISK

         INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury, other U.S. government entities and states constitute approximately 99.9% of CFC's investment portfolio at March 31, 1997. CFC believes that the securities have very little risk of default. At March 31, 1997, 100% of the securities held in CFC's investment portfolio were classified available for sale. Of those securities, 99.9% were rated "A" or better (with a majority rated triple "A"). A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.". Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility. Approximately 33.1% of these securities mature or reprice in one year or less and 96.0% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

         The following table sets forth information regarding the composition of the investment portfolio at March 31, 1997 and 1996 (amounts in thousands).

                  INVESTMENT PORTFOLIO

                                                    MARCH 31,
                                        ------------------------------
                                             1997                 1996
                                        ----------          ----------
                                            (amounts in thousands)

U.S. Treasury Securities                   $37,302           $ 43,497

Securities of other U.S. Government         20,657             24,776
     agencies and corporations

Obligations of states and political             -0-                96
     subdivisions

Other Securities                               524                 524
                                        ----------          ----------

      Total investments                    $58,483             $68,893
                                        ==========          ==========


         CFC's investment portfolio decreased by 15.1% from the period of March 31, 1996 to 1997, as a result of the sale of U.S. Treasury securities, the proceeds of which are currently held in more liquid assets consisting of Federal funds and cash and are therefore more readily available to fund loan growth.

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

         As of March 31, 1997, approximately 74% of all CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectibility of these loans' are susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

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

                                 TYPES OF LOANS

                                                        MARCH 31,
                                             ----------------------------
                                               1997                1996
                                             ---------          ---------
                                                 (amounts in thousands)

Commercial, financial and agricultural        $ 33,389           $ 35,221

Real estate - construction                       9,638              7,479

Real estate - mortgage                          95,441             94,109

Installment loans                                1,463              1,618

Overdrafts                                         187                134
                                             ---------          ---------

      Total loans                            $ 140,118          $ 138,561
                                             =========          =========


         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $33,389,000 at March 31, 1997, and $35,221,000 at March 31, 1996. Legally binding commitments to extend credit and letters of credit for these borrowers totaled $18,957,000 at March 31, 1997 compared to $15,015,000 at March 31, 1996.

         REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. CFC attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On March 31, 1997, construction loans totaled $9,638,000. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

         REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans were $95,441,000 at March 31, 1997. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market value, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At March 31, 1997, these loans totaled $78 million, or 55.7% of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more that 70%. At March 31, 1997, CFC had $2.7 million in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, compared to $2.9 million at March 31, 1996.

         Residential real estate loans totaled $18 million, or 12.9% of total loans at March 31, 1997, compared with $23 million, or 16.5% at March 31, 1996. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines which generally limit the loan-to-collateral value to not more than 70% to 80%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totaled $2,009,000 as of March 31, 1997 compared to $1,897,000 as of March 31, 1996.

         INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $1.4 million, or 1.0% of total loans, on March 31, 1997, compared with $1.6 million, or 1.2% of total loans, on March 31, 1996. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

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

         The following table presents CFC's non-performing assets and past due loans for 1997 and 1996.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                      MARCH   31,
                                               -------------------------
                                                 1997             1996
                                               ---------       ---------
                                                 (amounts in thousands)

Non-Accrual Loans                                 $1,411          $1,730

OREO, net                                          3,855           3,308
                                               ---------       ---------


Total Non Performing Assets                    $   5,266       $   5,038
                                               =========       =========

Accruing Loans Past Due                        $       0       $       0
  90 Days                                      =========       =========


         Of the total loan portfolio of $140.1 million at March 31, 1997, $5.3 million or 3.8%, was non-performing, an increase of $228,000 from March 31, 1996. Non-performing loans at March 31, 1997 consisted of commercial and residential real estate loans. The decrease in non-accrual loans of $319,000 was the result of a reduction to four real estate loans in the process of foreclosure.

         Other real estate owned at March 31, 1997 consisted of $1,029,000 of residential real estate and $2,826,000 of commercial real estate. OREO at March 31, 1996 consisted of $1,116,000 of residential real estate and $2,192,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable.

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

         The overall credit quality of the loan portfolio has improved in recent years as evidenced by CFC's relatively low level of non-performing loans and net charge-offs. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to permit the level of the allowance for loan losses to drop to $2,153,000 at March 31, 1997, from $2,676,000 at March 31, 1996.

         CFC's allowance for loan losses at March 31, 1997 represents approximately 1.54% of total loans.

         For the three months ended March 31, 1996, and the three months ended March 31, 1997, charge-offs were less than 0.27% of the entire loan portfolio. Charge-offs increased proportionally to loan growth from $370,000 to $377,000. The net amounts charged-off were $86,000 in commercial loans, $292,000 in real estate loans and recoveries of $1,000 in installment loans.

FINANCIAL CONDITION

         CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         INVESTMENT SECURITIES. As of March 31, 1997, investment securities averaged $59.1 million or 27.9% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. The average investment portfolio, all of which has been classified as available for sale, decreased 11.8% from $ 67.1 million at March 31, 1996 to $ 59.1 million at March 31, 1997.

         LOANS. Loans averaged $ 144.7 million in the first three months of 1997 compared to $133.6 million for the same period of 1996, or an increase of 8.3%. See "Asset Quality and Credit Risk - Loans," above.

         INTEREST-BEARING LIABILITIES. Average total interest-bearing liabilities decreased slightly from $150,122,000 for the first three months of 1996 to $150,054,000 for the same period in 1997. The composition of interest-bearing liabilities changed as funds shifted from money market accounts and repurchase agreements to higher yielding time deposits. As a result, time deposits increased from 33.4% of total interest-bearing liabilities in 1997 to 35.4% in 1997. The effect of this change in deposit mix on interest expense was mitigated by a decrease in the yield of money market accounts from 2.42% in 1996 to 2.28% in 1997.

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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at March 31, 1997 was such that net interest income would increase modestly if there were an increase in short-term interest rates.

         CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

         As of March 31, 1997, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $ 14.1 million. This positive gap at March 31, 1997 was 6.0% of total assets compared with 5.8% at March 31, 1996. The primary cause for this increase in the gap was the increase in the percentage of variable rate loans to total loans, from 52% at March 31, 1996 to 63% at March 31, 1997, which represented an increase in the amount of interest sensitive loans maturing within one year of $16.7 millions.

         CFC's targeted gap position is in the range of negative 5 percent to positive 10 percent. Therefore, the 6.0% interest sensitive gap position for March 31, 1997 is within established parameters. CFC measures its gap position as a percentage of its total assets.

         While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the first three months of 1997, stockholders' equity increased by $681,000, or 3.2%, from December 31, 1996.

         The Federal Reserve's final rules pertaining to risk-based capital became effective as of December 31, 1992. Under these rules, at March 31, 1997, CFC's tier one capital was 13.8% and the total capital was 15.0% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. All of these capital ratios increased as of the first quarter of 1997 compared to the same period of 1996 as equity capital increased by 4.4% and assets only increased by 0.7%. CFC's leverage ratio (tier one capital to total average quarterly assets) of 9.4% at March 31, 1997, is also well in excess of the minimum 4% requirement.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


PREMIUM GROUP LITIGATION

         As previously reported, CNB is party to several legal proceedings arising out of the failure of the food "diverting" business owned and operated by Premium Sales Corporation, Plaza Trading Corporation and certain of their affiliates and associates (the "Premium Group").

         On October 9 1996 CNB entered into settlements with respect to all pending legal matters related to the Premium Group matter in exchange for a payment of $3,000,000. CFC expensed the entire amount of the settlement for accounting purposes during the fiscal year ending December 31, 1996 although the cash payment was not made until January 1997. The amount of the payment will be treated as a deduction for income tax purposes during 1997. Accordingly, this payment will reduce a large part of CFC's anticipated taxable income during 1997. CFC funded the settlement from its existing cash reserves, which were purposefully maintained at relatively high levels. As a result, the settlement did not have a significant impact on CFC's liquidity levels.

         CNB is aware that the U.S. Attorney has convened a grand jury to investigate possible criminal violations with respect to the Premium Group matter. This has been under investigation for several years. To date, several directors and officers of CNB have appeared as witnesses before the grand jury. On August 1996, a federal grand jury indicted several principals of Premium for fraud. One officer of CNB, Larry Robinette, has been indicted for complicity in the fraud. Mr. Robinette has vigorously denied the charges and is entitled to the constitutional presumption of innocence. No other officer or director of CNB, nor CNB itself , has been named as either a target of the investigation or charged with any wrongdoing.

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

         In August 1996, the receiver for FHF filed an amended complaint against a variety of plaintiffs with respect to the activities of FHF. In the amended complaint, the receiver seeks, among other things, the return of the $2,000,000 certificate of deposit set off by CNB based upon theories of fraudulent transfer, negligence and unjust enrichment. In January 1997, the receiver of FHF voluntarily dismissed (without prejudice) its complaint against all of the defendants in order, according to the receiver, to conserve the legal assets of the estate of FHF. In the event that the receiver renews its legal proceedings, CFC intends to vigorously defend its position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

         (a) The exhibits set forth in the following Index of Exhibits are filed as a part of this report.



EXHIBIT NO.       DESCRIPTION                          SEQUENTIAL PAGE NO.

  27              Financial Data Schedule                      24

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Miami Beach, Florida, on May 20, 1997.

                             COUNTY FINANCIAL CORPORATION

                             By: /s/ EILEEN A. SALSANO
                                 ----------------------------------
                                   Eileen A. Salsano, Executive Vice President
                                   and Chief Operating Officer (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 20, 1997.


SIGNATURES                                  TITLE


/s/ EILEEN A. SALSANO                       Executive Vice President and Chief Operating
---------------------------------            Officer (Principal Financial Officer
Eileen A. Salsano                            and Principal Accounting Officer)

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

2.       NEW ACCOUNTING PRONOUNCEMENTS

      C.F.C's adopted Statement of Financial Accounting Standard ("SFAS") No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, effective January 1, 1997. This statement provides consistent guidance for distinguishing transfers of financial assets (securitizations) that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on C.F.C.'s financial condition or results of operations.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. This statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of SFAS No. 128 by C.F.C. will not have a material impact on earning per share.


         COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
         (in thousands)
----------------------------------------------------------------------------------------------------------
                                                                            March 31,       December 31,
         ASSETS                                                               1997              1996
                                                                           (unaudited)
         EARNING ASSETS:
          Loans                                                                 140,118          146,271
          Less: Unearned Income                                                                       (1)
                   Allowance for loan losses                                     (2,153)          (2,524)
                                                                         ----------------  ---------------

                   Total loans, net                                             137,965          143,746

          Securities available for sale                                          58,483           56,460
          Federal funds sold                                                     12,698           19,585
                                                                         ----------------  ---------------

                   Total earning assets                                          209,146          219,791

         CASH AND DUE FROM BANKS                                                  14,584           15,617
         PREMISES AND EQUIPMENT, Net                                               4,208            4,186
         OTHER REAL ESTATE OWNED, Net                                              3,855            3,338
         INTEREST RECEIVABLE                                                       1,486            1,450
         OTHER ASSETS                                                              1,775            1,564
                                                                         ----------------  ---------------

         TOTAL                                                                   235,054          245,946
                                                                         ================  ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

         INTEREST BEARING LIABILITIES
          Savings accounts                                                        23,813           24,360
          Interest checking, interest checking plus and moneyfund accounts        69,762           71,288
          Certificate of deposit, $100,000 and over                               16,260           14,437
          Other certificates of deposit                                           37,828           38,275
                                                                         ----------------  ---------------

                   Total interest bearing deposits                               147,663          148,360

          Securities sold under repurchase agreements                              1,476            4,750
          Other borrowings                                                           825              850
                                                                         ----------------  ---------------

                   Total interest bearing liabilities                            149,964          153,960

         Demand deposits                                                          61,399           64,950
                                                                         ----------------  ---------------

                   Total                                                         211,363          218,910

         Interest payable                                                            841              775
         Other liabilities                                                         1,030            5,122
                                                                         ----------------  ---------------

                   Total Liabilities                                             213,234          224,807
                                                                         ----------------  ---------------

         STOCKHOLDERS' EQUITY:
          Common stock $0.01 par value; 1,500,000 shares
            authorized; 1,264,328, issued and outstanding                             13               13
          Capital Surplus                                                         13,562           13,562
          Retained earnings                                                        8,558            7,621
          Net unrealized loss on securities available for sale,
            net of taxes                                                            (313)             (57)
                                                                         ----------------  ---------------

         Total stockholders' equity                                               21,820           21,139
                                                                         ----------------  ---------------

         TOTAL                                                                   235,054          245,946
                                                                         ================  ===============


         See accompanying notes to unaudited consolidated financial statements


         COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME
         (in thousands)
--------------------------------------------------------------------------------------------------
                                                                        For the Three Months Ended
                                                                          March 31,    March 31,
                                                                            1997         1996
                                                                         (unaudited)  (unaudited)
         INTEREST INCOME:
           Interest and fees on loans                                          3,566        3,289
           Interest on investment securities:
             Taxable                                                             930          860
             Non-taxable                                                                        9
           Interest on federal funds sold                                        131          178
                                                                         ------------ ------------

                   Total interest income                                       4,627        4,336

         INTEREST EXPENSE:
           Savings                                                               175          172
           Interest checking, interest checking plus and moneyfund accounts      395          441
           Certificates of deposit, $100,000 and over                            219          169
           Other certificates of deposit                                         502          505
           Interest on other borrowings                                           37           46
                                                                         ------------ ------------

                   Total interest expense                                      1,328        1,333
                                                                         ------------ ------------

         NET INTEREST INCOME                                                   3,299        3,003
           Provision for loan losses                                              (6)          (6)
                                                                         ------------ ------------
         Net interest income after provision for loan losses                   3,293        2,997
                                                                         ------------ ------------

         NON-INTEREST OPERATING INCOME:
           Service charges on deposit accounts                                   611          619
           Net gain on sale of investment securities                               4           13
           Other                                                                 113          101
                                                                         ------------ ------------

                   Total non-interest operating income                           728          733
                                                                         ------------ ------------

         NON-INTEREST OPERATING EXPENSE:
           Personnel expense                                                   1,491        1,489
           Occupancy expense, net                                                438          384
           Premises and equipment expense                                        164          140
           Other                                                                 991          855
                                                                         ------------ ------------

                   Total non-interest operating expense                        3,084        2,868
                                                                         ------------ ------------

         INCOME BEFORE INCOME TAXES                                              937          862
         PROVISION FOR INCOME TAXES                                                            54
                                                                         ------------ ------------

         NET INCOME                                                              937          808
                                                                         ============ ============

         NET INCOME PER COMMON SHARE
         AND COMMON EQUIVALENT                                                  0.74         0.64
                                                                         ============ ============

         AVERAGE SHARES OUTSTANDING                                        1,264,328    1,263,617
                                                                         ============ ============


      See accompanying notes to unaudited consolidated financial statements


        COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        (in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                       Net
                                                                                                   Unrealized
                                                                                                     loss On
                                                                                                   Securities
                                                           Common        Capital      Retained      Available
                                                            Stock        Surplus      Earnings       For Sale        Total

        BALANCE, DECEMBER 31, 1996                        $       13      $ 13,562    $   7,621      $     (57)     $ 21,139

        Net change in unrealized loss
          on securities available for sale,
          net of taxes.                                                                                   (256)         (256)

        Net income for the three months ended.                                              937                          937
                                                         ------------  ------------  -----------  --------------  -----------

        BALANCE MARCH 31, 1997 (unaudited)                $       13      $ 13,562    $   8,558      $    (313)     $ 21,820
                                                         ============  ============  ===========  ==============  ===========



        See accompanying notes to unaudited financial statements.


            COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands)
            -------------------------------------------------------------------------------------------------------------
                                                                                           For the Three Months Ended
                                                                                                     March 31,
                                                                                              1997             1996
                                                                                          (unaudited)     (unaudited)
            CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                                   $        937      $       808
              Adjustments to reconcile net income to net
                cash (used) provided by operating activities:
                Provision for loan losses                                                             6                6
                Depreciation and Amortization                                                       134              148
                Deferred income tax benefit                                                                          (17)
                Net gain on sale of investment securities                                            (4)             (13)
                (Increase) Decrease in interest receivable                                          (36)              40
                (Increase) Decrease in other assets                                                 (57)             117
                Increase (Decrease) in interest payable                                              66              (23)
                (Decrease) Increase in other liabilities                                         (4,092)              96
                                                                                         ---------------  ---------------

                      Net cash (used) provided by operating activities                           (3,046)           1,162
                                                                                         ---------------  ---------------

            CASH FLOWS FROM INVESTING ACTIVITIES:
                Proceeds from sales and maturities of securities available for sale               3,552           10,365
                Purchase of securities available for sale                                        (5,961)         (19,501)
                Decrease in loans, net                                                            5,238              407
                Proceeds from sale of other real estate owned                                        20               16
                Purchases of premises and equipment, net                                           (176)            (117)
                                                                                         ---------------  ---------------

                      Net cash provided by (used in) investing activities                         2,673           (8,830)
                                                                                         ---------------  ---------------

            CASH FLOWS FROM FINANCING ACTIVITIES:
                (Decrease) Increase in savings accounts                                            (547)             650
                Decrease in interest checking, checking plus
                  and money fund                                                                 (1,526)            (686)
                Increase (Decrease) in certificates of deposit                                    1,376           (1,009)
                Decrease in securities sold under repurchase agreements                          (3,274)            (153)
                Repayment of other borrowings                                                       (25)             (24)
                (Decrease) Increase in demand deposits                                           (3,551)              31
                                                                                         ---------------  ---------------

                       Net cash used in financing activities                                     (7,547)          (1,191)
                                                                                         ---------------  ---------------

            NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (7,920)          (8,859)

            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     35,202           26,868
                                                                                         ---------------  ---------------

            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           27,282           18,009
                                                                                         ===============  ===============

            SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
              Cash paid during the period for:
                Interest                                                                          1,308            1,310
                                                                                         ===============  ===============

              Income Taxes                                                                          185
                                                                                         ===============


      See accompanying notes to unaudited consolidated financial statements

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

 27                      Financial Data Schedule