Form 10QSB
period 1997-06-30
COUNTY FINANCIAL CORP
filed 1997-08-14
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the quarter ended June 30, 1997

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from  ___________ to ______________

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

                         -----------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                            Yes     X         No

         As of June 30, 1997 the registrant had 1,265,081 outstanding shares of common stock $.01 par value.

          Transitional Small Business Disclosure Format (check one):
Yes  No      X

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of County Financial Corporation and its subsidiaries (the "Company" or "CFC") for the six months ended June 30, 1997 and 1996 are set forth on pages 22 to 26 of this Form 10-QSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS

         CFC's consolidated net income for the first six months of 1997 was $1,898,000 or 11.5% more than the $1,702,000 earned in the same period in 1996. Net income per common share was $1.50 in 1997 compared to $1.35 in 1996.

         CFC's performance in the first six months of 1997 resulted in a return on average stockholders' equity of 17.6%, compared to 16.5% in 1996. The return on average assets was 1.62% in 1997, compared to 1.49% in 1996.

         The improvement in CFC's performance is due to increased net interest income, higher non-interest income (which was primarily from the sale of OREO), and the tax benefit resulting from payment of a litigation settlement. The positive impact of these items was partially offset by increased operating expenses.

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

         The following table sets forth the Company's average balance sheets and related interest, yield and rate information for the first six months of 1997 and 1996.

                                                                  AVERAGE BALANCE SHEETS
                                                                   (AMOUNTS IN THOUSANDS)
                                                                             JUNE 30,
                                                     1997                                        1996
                                         -----------------------------------        -------------------------------------
                                         AVERAGE                    YIELD/          AVERAGE                     YIELD/
                                         BALANCE       INTEREST      RATE           BALANCE        INTEREST      RATE
                                                                  ANNUALIZED                                   ANNUALIZED
ASSETS
EARNING ASSETS:
Loans, net of unearned income          $142,286         $ 7,134       10.11%      $ 136,543      $  6,746         9.94%
Investment Securities                    60,156           1,861        6.24%         63,300         1,857         5.90%
Federal funds sold                       11,105             298        5.41%          9,656           254         5.29%
                                       --------         -------       -----       ---------      --------
   Total earning assets                 213,547           9,293        8.78%        209,499         8,857         8.50%
                                       --------         -------       -----       ---------      --------

NON-INTEREST EARNING
   ASSETS:
Cash and due from banks                  13,490                                      12,785
Premises and equipment, net               4,299                                       4,223
Other Real Estate Owned, net              3,603                                       3,317
Other assets                              3,069                                       2,688
Allowance for loan losses                (2,258)                                     (2,647)
                                       --------                                   ---------
   Total non-interest
   earning assets                        22,203                                      20,366
                                       --------                                   ---------
     TOTAL ASSETS                      $235,750                                    $229,865
                                       ========                                   =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                       $ 23,915          $  355        2.99%     $   23,815      $    338         2.85%
Money market/NOW accounts                69,269             785        2.29%         72,897           854         2.36%
Time deposits                            54,701           1,487        5.48%         51,451         1,370         5.35%
Repurchase agreements                     1,938              31        3.23%          1,862            34         3.67%
Other borrowings                            813              41       10.17%            913            46        10.13%
                                       --------         -------       -----       ---------      --------        -----
Total interest
  bearing liabilities                   150,636           2,699        3.61%        150,938         2,642         3.52%
                                       --------         -------       -----       ---------      --------        -----
NON-INTEREST BEARING
  LIABILITIES:
Demand deposits                          61,344                                      56,473
Other liabilities                         2,033                                       1,767
                                       --------                                   ---------
  Total non-interest
  bearing liabilities                    63,377                                      58,240
                                       --------                                   ---------
 Total liabilities                      214,013                                     209,178

STOCKHOLDERS' EQUITY                     21,737                                      20,687
                                       --------                                   ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $235,750                                    $229,865
                                       ========                                   =========
Net interest Income/Spread                             $  6,594        5.17%                    $   6,215         4.98%
Net Interest Yield                                     ========                                 =========
                                                                       6.23%                                      5.97%

                  Notes: - The amounts set forth as average balances
                           are based on daily averages for each period.
                         - Loan fees, which are included in interest income
                           and in the calculation of average yields, were
                           $323,000 and $124,000 in the first six months of 1997 and 1996, respectively.
                         - Tax exempt income is not calculated on a tax
                           equivalent basis.
                         - Non-accruing loans are included in average loans.

         Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

         Net interest income for the six months of 1997 was $6,594,000, up 6.1% from $6,215,000 in 1996. This increase was due to higher yields on all earning assets, as well as higher balances for loans and federal funds sold (which offset a slight decline in investment securities).In this connection, average loans increased from $136,543,000 in 1996 to $142,286,000 in 1997, or
$5,743,000. The increase in average loans was also accompanied by an increase in the yield, which grew from 9.94% in 1996 to 10.11% in 1997. Federal funds sold increased from $9,656,000 in 1996 to $11,105,000 in 1997 or $1,449,000. The
yield on these earning assets rose from 5.29% in 1996 to 5.41% in 1997. In contrast to other earning assets, investment securities declined from $63,300,000 in 1996 to $60,156,000 in 1997, or $3,144,000. During the same period, the yield on investment securities increased from 5.90% to 6.24%. In general, the higher yields on the Company's earning assets were a reflection of increasing interest rates in the economy at large. The effect of the foregoing items was to increase the yield on the Company's earnings assets from 8.50% for the first six months of 1996 to 8.78% for the first six months of 1997.

         The Company's net interest margin for the first six months of 1997 was positively impacted by the relatively small increase in the Company's interest expense during the first six months of 1996. Interest expense grew from $2,642,000 in 1996 to $2,699,000 in 1997, or only $57,000. This modest increase was attributable to a drop in the total amount of interest bearing liabilities, which declined from $50,938,000 in 1996 to $50,636,000 in 1997. The positive impact of this decline was offset by a small increase in the average rate for interest bearing liabilities, which grew from 3.52% to 3.61%.

         The improvement in the Company's net interest margin was also supported by the increase in the Company's non-interest bearing demand deposits, which grew from $56,437,000 in 1996 to $61,344,000 in 1997.

         The cumulative effect of the foregoing changes was to increase the Company's net interest spread from 4.98% in 1996 to 5.17% in 1997.

NON-INTEREST INCOME

         Non-interest income in the first six months of 1997 totaled $1,528,000, compared with $1,405,000 in 1996. Gains on the sale of O.R.E.O. for the first six months of 1997 totaled $130,000 as compared to $1,000 in gains for 1996.

INVESTMENT SECURITIES GAINS AND LOSSES

         At June 30, 1997, the Company held investment securities with a market value of $58,993,000, which was $107,000 lower than the amortized cost of the portfolio. This difference consisted of $182,000 of gross unrealized gains and $289,000 of gross unrealized losses. There were net losses of $ 12,000 from the sale of securities in the first six months of 1997, versus net losses of $7,000 for the same period of 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $ 12,000 in both the first six months of 1997 and 1996. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES

         Non-interest expenses for the first six months of 1997 totaled $6,212,000, which was up 6.2% from $5,852,000 in 1996. Non-interest expenses are discussed below in more detail.

         PERSONNEL. Personnel expense (which includes salaries and benefits) represented 48.5% of total non-interest expenses in 1997. Personnel expenses increased 4.8% to $3,014,000 in 1997 from $2,874,000 in 1996. Staff on a full-time equivalent basis averaged 170 in 1997 compared to 161 in 1996. The increase in personnel expenses was the result of salary increases, bonuses and additional staffing for a new branch, which opened in February, 1997.

         OCCUPANCY EXPENSE. Net occupancy expense in 1997 totaled $898,000, up 12.1% from $801,000 in 1996. The increase was due to the opening of a new branch in Boca Raton, Florida in February 1997, and higher maintenance and rent at existing branch locations due to inflation increases.

         PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes furniture and equipment depreciation, rental and maintenance, totaled $336,000 in 1997, up 16.3% from $289,000 in 1996. The increase is due to additional depreciation and maintenance costs on computer equipment, equipment furniture and fixture purchases together with technological upgrades.

         OTHER NON-INTEREST EXPENSES. Other non-interest expenses for the first six months of 1997 totaled $1,964,000, up 4.0% from $1,888,000 in 1996. The principal reasons for the increase were reductions in the carrying value for OREO, higher management expenses for existing OREO properties and higher pre-foreclosure expenses. These items increased from

$108,000 in 1996 to $508,000 in 1997. The Company also incurred increases in other expense categories due to the growth of CNB. The foregoing increases were partially offset by a drop in legal and professional fees, which decreased from $748,000 for the first six months of 1996 to $333,000 for the same period of 1997. This decrease was due to the settlement of several legal proceedings related to the Premium Sales matter. See Part II - Item 1 - Legal Proceedings, below.


CAPITAL EXPENDITURES

         CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the first six months of 1997 equaled $560,000 compared to $187,000 in 1996, and were principally related to expenditures for two new branch offices and changes in equipment due to technological advances. Capital expenditures through June 30, 1997 for the new branch opened February 1997 in Boca Raton, Florida totaled $109,000. CFC received approval from the Office of the Comptroller of the Currency for the opening of a new branch in Pembroke Pines, Florida on August 30, 1996. The opening date is anticipated for the third quarter of 1997 and capital expenditures have been estimated at $527,000. The Company also expects to incur other start up costs and expenses in connection with the opening of this branch.


ASSET QUALITY AND CREDIT RISK

         INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury or other U.S. government entities constitute approximately 99.1% of CFC's investment portfolio at June 30, 1997. CFC believes that these securities have very little risk of default. At June 30, 1997, 100% of the securities held in CFC's investment portfolio were classified available for sale. Of those securities, 99.9% were rated "AAA", the highest assigned rating. A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.". Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility. Approximately 29.3% of these securities mature or reprice in one year or less and 93.5% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

         The following table sets forth information regarding the composition of the investment portfolio at June 30, 1997 and 1996 (amounts in thousands).


                  INVESTMENT PORTFOLIO
                                                            JUNE 30,
                                                   -------------------------
                                                   1997                 1996
                                                   ----                 ----
                                                     (amounts in thousands)

U.S. Treasury Securities                           $34,028          $ 34,353

Securities of other U.S. Government                 24,440            25,112
     agencies and corporations

Obligations of states and political                     -0-               96
     subdivisions

Other Securities                                       525               525
                                                  --------          --------

      Total investments                            $58,993           $60,086
                                                  ========          ========

         CFC's investment portfolio decreased by 1.8% from the period of June 30, 1996 to June 30, 1997, primarily due to principal repayment on U.S. government agency mortgage backed securities.

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

         As of June 30, 1997, approximately 74% of all CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectibility of these loans are susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

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

                                 TYPES OF LOANS

                                                                      June 30,
                                                      ----------------------------------------
                                                      1997                                1996
                                                      ----                                ----
                                                              (amounts in thousands)

Commercial, financial and agricultural              $ 34,755                          $ 35,387

Real estate - construction                             9,031                             9,714

Real estate - mortgage                                95,744                            98,000

Installment loans                                      1,531                             1,640

Overdrafts                                               238                               226
                                                    --------                          --------
      Total loans                                   $141,299                          $144,967
                                                    ========                          ========


         COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $34,755,000 at June 30, 1997, and $34,689,000 at June 30, 1996. Legally binding commitments to extend credit and letters of credit for these borrowers totaled $16,512,000 at June 30, 1997 compared to $15,663,000 at June 30, 1996.

         REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. CFC attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On June 30, 1997, construction loans totaled $9,031,000. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

         REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans were $95,744,000 at June 30, 1997. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market value, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

         CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At June 30, 1997, these loans totaled $78 million, or 55.3% of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more that 70%. At June 30, 1997, CFC had $2.9 million in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, compared to $1.6 million at June 30, 1996.

         Residential real estate loans totaled $18 million, or 12.6% of total loans at June 30, 1997, compared with $21 million, or 14.8% at June 30, 1996. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines, which generally limit the loan-to-collateral value to not more than 70% to 80%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totaled $2,000,000 as of June 30, 1997 compared to $2,068,000 as of June 30, 1996.

         INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $1.5 million, or 1.1% of total loans, on June 30, 1997, compared with $1.6 million, or 1.1% of total loans, on June 30, 1996. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

NON-PERFORMING ASSETS AND PAST DUE LOANS

         Non-performing assets consist of non-accrual loans and residential and commercial properties acquired in partial or total satisfaction of problem loans, which are known as "other real estate owned", or "OREO." Past due loans are loans that are delinquent 30 days or more, which are still accruing interest.

         Maintaining a low level of non-performing assets is important to the ongoing success of any financial institution. CFC's credit review and approval process is critical to CFC's ability to minimize non-performing assets on a long-term basis. In addition to the negative impact on interest income, non-performing assets also increase operating costs due to the expense of collection efforts. It is CFC's policy to place all loans which are past due 90 days or more on non-accrual status, subject to exceptions made on a case by case basis.

         The following table presents CFC's non-performing assets and past due loans for 1997 and 1996.

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                          June   30,
                                                   ----------------------
                                                   1997              1996
                                                   ----              ----
                                                   (amounts in thousands)

Non-Accrual Loans                                 $1,122          $1,988

OREO, net                                          2,885           3,394
                                                  ------          ------

Total Non Performing Assets                       $4,007          $5,382
                                                  ======          ======

Accruing Loans Past Due                           $    0          $    0
  90 Days                                         ======          ======

         Of the total loan portfolio of $141.3 million at June 30, 1997, $4.0 million or 2.8%, was non-performing, a decrease of $1,375,000 from June 30, 1996. Non-performing loans at June 30, 1997 consisted of commercial and residential real estate loans. The decrease in non-accrual loans of $866,000 was the result of a reduction in the carrying value of three real estate loans in the process of foreclosure and one commercial loan pending restructure.

         Other real estate owned at June 30, 1997 consisted of $1,152,000 of residential real estate and $1,821,000 of commercial real estate, net of an $88,000 general reserve. OREO at June 30, 1996 consisted of $1,092,000 of residential real estate and $2,302,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable. The decrease in OREO was due to the sale of two properties in the first six months of 1997.

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

       While the largest portion of this allowance is typically intended to cover specific loan losses, it is considered a general reserve, which is available for all credit-related purposes. The allowance is not a precise amount, but is derived based upon the above factors and represents management's best estimate of the amount necessary to adequately cover probable losses from current credit exposures. The provision for loan losses is a charge against current earnings and is determined by management as the amount needed to maintain an adequate allowance.

         The overall credit quality of the loan portfolio has improved in recent years as evidenced by CFC's relatively low level of non-performing loans and net charge-offs. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to permit the level of the allowance for loan losses to drop to $2,120,000 at June 30, 1997, from $2,587,000 at June 30, 1996. CFC's allowance for loan losses at June 30, 1997 represents approximately 1.50% of total loans.

         For the six months ended June 30, 1996, and the six months ended June 30, 1997, charge-offs decreased from 0.32% to 0.29% of the entire loan portfolio. Net charge-offs declined from $465,000 for the first six months of 1996 to $416,000 for 1997. The net amounts charged off in 1997 were: $405,000 in commercial loans, $12,000 in real estate loans and recoveries of $1,000 in installment loans.


FINANCIAL CONDITION

         CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

         INVESTMENT SECURITIES. As of June 30, 1997, investment securities averaged $60.2 million or 28.5% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. The average investment portfolio, all of which has been classified as available for sale, decreased 4.9% from $63.3 million at June 30, 1996 to $ 60.2 million at June 30, 1997.

         LOANS. Loans averaged $ 142.3 million in the first six months of 1997 compared to $136.5 million for the same period of 1996, or an increase of 4.2%. See "Asset Quality and Credit Risk - Loans," above.

         INTEREST-BEARING LIABILITIES. Average total interest-bearing liabilities decreased slightly from $151.0 million for the first six months of 1996 to $150.6 million for the same period in 1997. The composition of interest-bearing liabilities changed as funds shifted from money market/NOW accounts to higher yielding time deposits. As a result, average time deposits increased from 34.1% of total interest-bearing liabilities in 1996 to 36.3% in 1997. The yield on savings and time deposit increased while the yield on money market/NOW accounts deceased slightly. The effect the changes in deposit mix and rates was to increase the rate on total interest bearing liabilities from 3.52% in the first six of 1996 to 3.61% for the same period in 1997.


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

         Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at June 30, 1997 was such that net interest income would increase modestly if there was an increase in short-term interest rates.

         CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

         As of June 30, 1997, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $5.0 million. This positive gap at June 30, 1997 was 2.1% of total assets compared with 1.4% at June 30, 1996. The primary cause for this increase in the gap was the increase in the percentage of variable rate loans to total loans, from 48.5% at June 30, 1996 to 61.8% at June 30, 1997, which represented an increase in the amount of interest sensitive loans maturing within one year of $8.0 million.

         CFC's targeted gap position is in the range of negative 5 percent to positive 10 percent. Therefore, the 2.1% interest sensitive gap position for June 30, 1997 is within established parameters. CFC measures its gap position as a percentage of its total assets.

         While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the first six months of 1997, stockholders' equity increased by $1,894,000, or 9.0%, from December 31, 1996.

         The Federal Reserve's final rules pertaining to risk-based capital became effective as of December 31, 1992. Under these rules, at June 30, 1997, CFC's tier one capital was 14.3% and the total capital was 15.5% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. Both of these capital ratios increased during the second quarter of 1997 as equity capital increased by 4.1% and risk-based assets only increased by 0.7%. CFC's leverage ratio (tier one capital to total average quarterly assets) of 9.8% at June 30, 1997, is also well in excess of the minimum 4% requirement.

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

         In October, 1996 CNB entered into settlements with respect to all pending legal matters related to the Premium Group matter in exchange for a payment of $3,000,000. CFC expensed the entire amount of the settlement for accounting purposes during the fiscal year ending December 31, 1996 although the cash payment was not made until January 1997. The amount of the payment will be treated as a deduction for income tax purposes during 1997. Accordingly, this payment will reduce a large part of CFC's anticipated taxable income during 1997. CFC funded the settlement from its existing cash reserves, which were purposefully maintained at relatively high levels. As a result, the settlement did not have a significant impact on CFC's liquidity levels.

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

LITIGATION INVOLVING FLORIDA HOME FINDERS, INC.

         In June 1995, CNB made a loan in the amount of $2,000,000 to the principals of Florida Home Finders, Inc. ("FHF"). The principals utilized the loan proceeds to pay for part of the purchase price of FHF. The loan was secured by a pledge of a $2,000,000 certificate of deposit established by FHF at the time of the loan. FHF is a property management company. As part of its business, it apparently received security deposits from tenants at properties managed by FHF. It has been alleged that FHF utilized these tenant security deposits to establish the certificate of deposit at CNB.

         In September, 1995, the Florida Department of Business Regulation (the "DBR") filed an action in the Circuit Court for St. Lucie County, Florida against FHF and its principals based on the alleged misuse of the tenant security deposits and other items. As part of this proceeding, the DBR sought a temporary injunction preventing CNB from offsetting the $2,000,000 certificate of deposit against the amount of the loan. In seeking the injunction, the DBR alleged that the certificate of deposit represented tenants' security deposits and that such funds should have been held in segregated accounts by FHF. The court granted the temporary injunction without notice to CNB. CNB subsequently intervened in the proceeding and requested the court to dissolve the injunction because: (i) CNB had a valid and perfected security interest in the certificate of deposit, (ii) FHF had the right under Florida law to utilize the security deposits to establish the certificate of deposit because it had posted a $250,000 bond with the State of Florida; and (iii) certain other reasons. The court subsequently held that the injunction would dissolve within 10 days unless the DBR either posted a bond in the amount of $25,000,000 with the court, or filed a motion with the appellate court and secured a stay with respect to its obligation to post the bond. The DBR failed to take either action within the required time period.

         In October, 1995, CNB took the position that the injunction against CNB was dissolved because the DBR had failed to take either of the actions required by the Circuit Court within the required time period. Accordingly, CNB applied the certificate of deposit against the outstanding balance of the defaulted loan. The receiver for FHF subsequently notified CNB that the setoff of the certificate of deposit was allegedly improper, and demanded that the certificate of deposit be reestablished.

         In August 1996, the receivers for FHF filed an amended complaint against a variety of defendants, including CNB, with respect to the activities of FHF. In the amended complaint, the receivers sought, among other things, the return of the $2,000,000 certificate of deposit set off by CNB based upon theories of fraudulent conveyance, negligence and unjust enrichment. In January 1997, the receivers of FHF voluntarily dismissed (without prejudice) their complaint, purportedly for the purpose of conserving the assets of the estate of FHF.

         In June 1997, the receivers for FHF filed a new complaint against CNB with the Circuit Court for St. Lucie County, Florida. In the new complaint, the receivers are seeking a judgment against CNB in the amount of $2,000,000, plus punitive and treble damages, interest and costs. The receivers' complaint contains counts based on common low conversion, statutory conversion, unjust enrichment, fraud, fraudulent transfer, money lent negligence, rescission of negotiable instruments and Civil RICO. The receivers have subsequently indicated that they intend to amend this complaint to add an additional count for civil theft. CNB is currently preparing a motion to dismiss, which it will file following the amendment of the complaint by the receivers for FHF. CNB believes that it has valid defenses to the complaint and intends to vigorously defend its position. Nevertheless, there can be no assurance as to the outcome of this matter.

EMPLOYMENT DISCRIMINATION LITIGATION

In May 1997, a complaint was filed by John Doe against CNB in the United States District Court for the Southern District of Florida. In the complaint, the plaintiff alleged that he was wrongfully terminated by CNB because he was suffering from human immunodeficiency virus ("HIV"). The plaintiff has asserted claims of discrimination under the Americans with Disabilities Act, the Rehabilitation Act and the Florida Civil Rights Act. The plaintiff is seeking compensatory damages, punitive damages, costs, and attorney's fees. It is the position of CNB that the plaintiff was terminated during his probationary period for failing to meet CNB's employment criteria and that his dismissal was not related to any disability. CNB has filed a motion to dismiss the compliant and is vigorously defending this litigation.

CERTAIN ENVIRONMENTAL MATTERS

         CFC acquired Carney Bank in January 1996 through the merger of Carney Bank into CNB. At the time of the acquisition, Carney Bank was involved in an environmental matter with respect to hazardous substances on certain real property. As a result of the acquisition, the Company is now subject to such proceedings as successor in interest to Carney Bank.

         In 1993, Carney Bank took title to the premises of a former dry cleaner located in Coral Springs, Florida pursuant to a foreclosure sale. Carney Bank then arranged to sell the property to a third party. The purchaser required that an environmental study be performed after the closing and that Carney Bank indemnify the purchaser against any expenses that might result from the presence of hazardous substances on the property. After the sale, Carney Bank engaged an independent consultant to perform an environmental study of the property. This study indicated that hazardous substances were located at the property. Based on this study, Carney Bank's environmental consultant prepared a remedial action plan (the "RAP") and submitted it to the Broward County Department of Natural Resource Protection ("Broward County"). The RAP sets forth a plan to clean up the hazardous substances over a period of two years. Carney Bank's consultant estimated that the cost of the plan would be approximately $178,000. There can be no assurance that the actual cost of clean up will not exceed the estimate made by Carney Bank's consultant. The RAP has received final approval from Broward County.

         In 1994, the State of Florida established a Dry Cleaning Solvent Superfund program (the "Program") under which the State of Florida will pay for the clean up of certain contaminated dry cleaning sites. The State of Florida has not yet issued regulations and an application form under the Program. When the application form becomes available, the Company will apply for inclusion in the Program. Based on the eligibility criteria set forth in the legislation, the property would appear to qualify for inclusion in the Program. The Program preempts local government and private enforcement actions with respect to contaminated sites eligible for inclusion in the Program.

         During 1995, Broward County requested Carney Bank to proceed with the RAP at its own expense. Carney Bank resisted this request because it would jeopardize its right to receive benefits under the Program. In October, 1995, Carney Bank met with officials of Broward County to discuss this matter. Based on the discussions, Carney Bank concluded that it was unlikely that Broward County would institute an enforcement action with respect to the property.

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

ITEM 2.   CHANGES IN SECURITIES

         During the quarter ended June 30, 1997, certain individuals exercised outstanding stock options, as follows:

NAME OF PURCHASER    DATE OF EXERCISE   EXERCISE PRICE    NUMBER OF SHARES
-----------------    ----------------   ---------------   ----------------
Phil Lohr             April 25, 1997         $12.00             300

Henry Oyer            May 28,1997            $ 3.85              253

Edalina Perez Llanty  June 17, 1997          $12.00             200

         All of these shares were sold pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

         The Company held its annual meeting of shareholders on April 16, 1997. The only matter considered at this meeting was the election of directors. All of the persons nominated by the Company for election were elected. Votes for and against for each nominee were as follows:

         NAME OF NOMINEE            VOTES FOR                 VOTES AGAINST
         ---------------            ---------                 -------------
         George M. Apelian          1,085,575                       67

         Dr. Julian J. Blitz        1,085,575                       67

         Joseph E. Carney, Jr.      1,085,333                      309

         Peter H. Carney            1,085,333                      309

         Dr. Thomas F. Carney       1,085,333                      309

         Morton M. Fisher           1,085,575                       67

         C. Bernard Jacobs          1,085,575                       67

         Thomas J. Langan           1,085,575                       67

         Milton Mamber              1,085,575                       67

         Dr. Morton Terry           1,085,575                       67

ITEM 5.  OTHER INFORMATION

PROPOSED MERGER WITH REPUBLIC SECURITY FINANCIAL CORPORATION

         CFC and CNB have entered into an Agreement and Plan of Merger dated August 8, 1997 (the "Merger Agreement") with Republic Security Financial Corporation ("RSFC) and Republic Security Bank ("Republic"). The following description of the Merger Agreement is qualified in its entirety by reference to the actual provisions of the Merger Agreement, a copy of which is included as an exhibit to this Form 10-QSB.

         The Merger Agreement provides for the merger of CFC and RSFC (the "Parent Merger") and a related merger of CNB into Republic. It is intended that the Parent Merger will qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, and as a "pooling of interest" for accounting purposes.

         Under the terms of the Merger Agreement, on the effective date of the Parent Merger, each outstanding share of the common stock of CFC will be converted into a number of shares of the common stock of RSFC equal to a certain conversion rate specified by the Merger Agreement (the "Conversion Rate"). The Conversion Rate will be 4.807, unless: (i) the Average Closing Price on the Determination Date is less than $7.65; and (ii) the number obtained by dividing the Average Closing Price on such Determination Date by $8.76 is less than the number obtained by dividing the Index Price on the Determination Date by the Index Price on August 6, 1997 and subtracting 0.05 from the resulting quotient. In the event of theses two contingencies, CFC shall have the right to terminate the Merger Agreement; provided, however, that RSFC shall have the option of adjusting the Conversion Ratio to equal the number equal to a quotient, the numerator of which is the product of $7.65 and the Conversion Ratio (as then in effect) and the denominator of which is the Average Closing Price. If RSFC makes this election, no termination shall have occurred and the Merger Agreement shall remain in effect in accordance with its terms (except as the Conversion Ratio shall have been so modified). For purpose of the foregoing, capitalized terms have the following definitions:

         "AVERAGE CLOSING PRICE" means the average of the daily last sale prices of RSFC common stock as reported by the NASDAQ National Market System for the 20 consecutive full trading days in which such shares are traded on the NASDAQ National Market System beginning on the first full trading day following the date on which the registration statement with respect to the Parent Merger is declared effective by the SEC.

         "DETERMINATION DATE" means the last day of the 20-day trading period referred in the definition of Average Closing Price.

         "INDEX PRICE" on any given date means the weighted average of the closing prices of the common stock of 10 unaffiliated bank holding companies, as listed in the Merger Agreement.

         On August 7, 1997, the closing price of the RSFC common stock was $9.50 per share. Based on this price, each outstanding share of CFC common stock would have been converted into shares of RSFC common stock having a value of $45.67, and all of the outstanding shares of CFC common stock would have been converted into shares of RSFC common stock having an aggregate value of $57.7 million. The actual value of the RSFC common stock to be received by the shareholders of CFC in the Parent Merger will vary in the future, based upon changes in the price of the shares of the RSFC common stock.

         Under the terms of the Merger Agreement, all outstanding stock options to acquire shares of CFC common stock shall be automatically converted into options to acquire shares of the common stock of RSFC subject to appropriate adjustment to reflect the Conversion Rate.

         The consummation of the transactions contemplated by the Merger Agreement is subject to a variety of conditions. The obligations of all parties are subject to the receipt of all governmental approvals and the approval of the shareholders of each of CFC and RSFC. The obligations of CFC and CNB are subject to additional conditions including the accuracy of RSFC's representations and warranties, the absence of any material adverse change in the business, financial condition or prospects of RSFC, and the receipt of an opinion from an investment banking firm as to the fairness, from a financial point of view, of the consideration to be received by the shareholders of CFC under the Merger Agreement. The obligations of RSFC and Republic are also subject to additional conditions, including the accuracy of the representations and warranties of CFC and CNB, the absence of any material adverse change in the business, financial condition and prospects of CFC, the fulfillment by CFC of certain financial criteria (including total deposits of not less than $205,000,000, total loans of not less than $130,000,000, and tangible equity of not less than $23,000,000), the exercise of appraisal rights by no more than 10% of the shareholders of CFC, and the receipt of an opinion from an investment banking firm regarding the fairness, from a financial point of view, of the transaction to the shareholders of RSFC.

         The Merger Agreement may be terminated under a variety of conditions, including the inability of the parties to fulfill the conditions listed above, a material breach by any party of its obligations under the Agreement, or the inability of the parties to complete the transaction on or before January 31, 1998. If the Agreement is terminated due to a material breach by any party, then the breaching party shall be required to reimburse the other parties for their reasonable fees and expenses incurred in connection with the Merger Agreement. Furthermore, if the Merger Agreement is terminated in contemplation of an alternative acquisition by a third party, then, in the case of a termination by CFC, CFC would be required to pay the amount of $1,500,000 to RSFC and, in the case of a termination by RSFC, RSFC would be required to pay the amount of $500,000 to CFC.

         All of the directors of CFC and RSFC, in their capacity as shareholders of CFC and RSFC, respectively, have entered into agreements pursuant to which they have agreed, among other things, to vote in favor of the Merger Agreement.

         As indicated above, the parties' obligation to complete the transactions contemplated by the Merger Agreement is subject to various conditions. Accordingly, there can be no assurance that such transactions will be consummated.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

         (a) The exhibits set forth in the following Index of Exhibits are files as a part of this report.
                                                                     SEQUENTIAL
EXHIBIT NO.  DESCRIPTION                                               PAGE NO.
-----------  -----------                                             ----------

   (2)       Agreement and Plan of Reorganization dated                27 to __
             August 8, 1997 by and among Republic Security
             Financial Corporation, Republic Security Bank,
             County Financial Corporation and County National
             Bank of South Florida.

   (27)      Financial Data Schedule                                      __

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Miami Beach, Florida, on August 12, 1997.

COUNTY FINANCIAL CORPORATION



By:

------------------------------ President, Chief Executive Officer and Director
George M. Apelian              (Principal Executive Officer)



By:

------------------------------ Executive Vice President and Chief Operating
Eileen A. Salsano              Officer (Principal Financial Officer and
                               Principal Accounting Officer)

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                         June 30,   December 31,
ASSETS                                                     1997         1996
                                                       (unaudited)
EARNING ASSETS:
 Loans                                                  $  141,299   $  146,271
 Less: Unearned Income                                                       (1)
       Allowance for loan losses                            (2,120)      (2,524)
                                                        ----------   ----------
          Total loans, net                                 139,179      143,746
                                                        ----------   ----------
 Securities available for sale                              58,993       56,460
 Federal funds sold                                         14,720       19,585
                                                        ----------   ----------
          Total earning assets                             212,892      219,791
                                                        ----------   ----------
CASH AND DUE FROM BANKS                                     14,705       15,617
PREMISES AND EQUIPMENT, Net                                  4,449        4,186
OTHER REAL ESTATE OWNED, Net                                 2,885        3,338
INTEREST RECEIVABLE                                          1,478        1,450
OTHER ASSETS                                                 1,723        1,564
                                                        ----------   ----------
TOTAL                                                   $  238,132   $  245,946
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST BEARING LIABILITIES
 Savings accounts                                       $   24,456   $   24,360
 Interest checking, interest checking plus and moneyfund
  accounts                                                  68,266       71,288
 Certificate of deposit, $100,000 and over                  19,542       14,437
 Other certificates of deposit                              38,967       38,275
                                                        ----------   ----------
          Total interest bearing deposits                  151,231      148,360
                                                        ----------   ----------
 Securities sold under repurchase agreements                 1,753        4,750
 Other borrowings                                              800          850
                                                        ----------   ----------
          Total interest bearing liabilities               153,784      153,960
                                                        ----------   ----------
Demand deposits                                             58,752       64,950
                                                        ----------   ----------
          Total                                            212,536      218,910
                                                        ----------   ----------
Interest payable                                               928          775
Other liabilities                                            1,635        5,122
                                                        ----------   ----------
          Total Liabilities                                215,099      224,807
                                                        ----------   ----------
STOCKHOLDERS' EQUITY:
 Common stock $0.01 par value; 1,500,000 shares
   authorized; 1,264,328, issued and outstanding                13           13
 Capital Surplus                                            13,568       13,562
 Retained earnings                                           9,519        7,621
 Net unrealized loss on securities available for sale,
   net of taxes                                                (67)         (57)
                                                        ----------   ----------
Total stockholders' equity                                  23,033       21,139
                                                        ----------   ----------
TOTAL                                                   $  238,132   $  245,946
                                                        ==========   ==========

See accompanying notes to unaudited consolidated financial statements

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

                                                   FOR THE QUARTER MONTHS ENDED FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                          1997        1996          1997         1996
                                                     (unaudited) (unaudited)    (unaudited)  (unaudited)
INTEREST INCOME:
  Interest and fees on loans                          $    3,568  $    3,457  $    7,134  $    6,746
  Interest on investment securities:
    Taxable                                                  931         986       1,861       1,846
    Non-taxable                                                            2                      11
  Interest on federal funds sold                             167          76         298         254
                                                      ----------  ----------  ----------  ----------
          Total interest income                            4,666       4,521       9,293       8,857

INTEREST EXPENSE:
  Savings                                                    180         166         355         338
  Interest checking, interest checking plus
    and moneyfund accounts                                   390         413         785         854
  Certificates of deposit, $100,000 and over                 248         191         467         360
  Other certificates of deposit                              518         505       1,020       1,010
  Interest on other borrowings                                35          34          72          80
                                                      ----------  ----------  ----------  ----------
          Total interest expense                           1,371       1,309       2,699       2,642
                                                      ----------  ----------  ----------  ----------
NET INTEREST INCOME                                        3,295       3,212       6,594       6,215
  Provision for loan losses                                    6           6          12          12
                                                      ----------  ----------  ----------  ----------
Net interest income after provision for loan losses        3,289       3,206       6,582       6,203
                                                      ----------  ----------  ----------  ----------
NON-INTEREST OPERATING INCOME:
  Service charges on deposit accounts                        617         601       1,228       1,220
  Net loss on sale of investment securities                  (16)        (20)        (12)         (7)
  Other                                                      199          91         312         192
                                                      ----------  ----------  ----------  ----------
          Total non-interest operating income                800         672       1,528       1,405
                                                      ----------  ----------  ----------  ----------
NON-INTEREST OPERATING EXPENSE:
  Personnel expense                                        1,523       1,385       3,014       2,874
  Occupancy expense, net                                     460         417         898         801
  Premises and equipment expense                             172         149         336         289
  Other                                                      973       1,033       1,964       1,888
                                                      ----------  ----------  ----------  ----------
          Total non-interest operating expense             3,128       2,984       6,212       5,852
                                                      ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                                   961         894       1,898       1,756
PROVISION FOR INCOME TAXES                                                                        54
                                                      ----------  ----------  ----------  ----------
NET INCOME                                            $      961  $      894  $    1,898  $    1,702
                                                      ==========  ==========  ==========  ==========
NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT                                 $     0.76  $     0.71  $     1.50  $     1.35
                                                      ==========  ==========  ==========  ==========

AVERAGE SHARES OUTSTANDING                             1,264,048   1,263,617   1,264,895   1,263,617
                                                      ==========  ==========  ==========  ==========

See accompanying notes to unaudited consolidated financial statements


 COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (in thousands)


                                                                           Net
                                                                       Unrealized
                                                                        loss On
                                                                        Securities
                                       Common   Capital      Retained    Available
                                        Stock   Surplus      Earnings    For Sale   Total
 BALANCE, DECEMBER 31, 1996             $13      $13,562      $7,621      $(57)    $21,139

 Employee Stock Option                                 6                                 6

 Net change in unrealized loss
   on securities available for sale,
   net of taxes.                                                           (10)        (10)

 Net income for the six months ended.                          1,898                 1,898
                                        ---      -------      ------      ----     -------

 BALANCE JUNE 30, 1997 (UNAUDITED)      $13      $13,568      $9,519      $(67)    $23,033
                                        ===      =======      ======      ====     =======


     See accompanying notes to unaudited financail statements.

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                               FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 1997        1996
                                                              (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  1,898    $  1,702
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
    Provision for loan losses                                        12          12
    Depreciation and Amortization                                   304         224
    Deferred income tax benefit                                       0         (17)
    Net loss on sale of investment securities                        12           7
    (Increase) Decrease in interest receivable                      (28)         39
    ( Increase) decrease in other assets                           (153)         10
    Increase (Decrease ) in interest payable                        153         (46)
    (Decrease ) Increase in other liabilities                    (3,487)        686
                                                               --------    --------
          Net cash (used) provided by operating activities       (1,289)      2,617
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of securities
      available for sale                                          9,732      22,133
    Purchase of securities available for sale                   (12,299)    (22,710)
    Decrease in loans, net                                        4,971      (6,099)
    Proceeds from sale of other real estate owned                    37          29
    Purchases of premises and equipment, net                       (560)       (187)
                                                               --------    --------
          Net cash provided (used) in provided by
            investing activities                                  1,881      (6,834)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) Increase in savings accounts                          96       1,150
    (Decrease) in interest checking, checking plus
      and money fund                                             (3,023)     (3,415)
    Increase (Decrease) in certificates of deposit                5,797      (1,446)
    Decrease in securities sold under repurchase agreements      (2,997)       (845)
    Repayment of other borrowings                                   (50)        (50)
    (Decrease) Increase in demand deposits                       (6,198)     (2,542)
    Proceeds from Employee Stock Options                              6           0
                                                               --------    --------
           Net cash used in financing activities                 (6,369)     (7,148)
                                                               --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (5,777)    (11,365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 35,202      26,868
                                                               --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 29,425    $ 15,503
                                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                               $  2,596
                                                               ========    ========

  Income Taxes                                                 $    185           0
                                                               ========    ========

        See accompanying notes to unaudited consolidated financial statements

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

      County Financial Corporation ("C.F.C."), a one Bank holding company, its wholly-owned banking subsidiary, County National Bank of South Florida (the "Bank") and its inactive wholly-owned non-banking subsidiary, Carnco Corporation ("Carnco") are primarily engaged in the traditional banking practices of gathering deposits and investing in loans and investment securities. The Bank offers these services through its main office and twelve branches located in Dade, Broward, and Palm Beach County, Florida. Substantially all of the Bank's activities are conducted with customers in South Florida.

      The accounting and reporting policies and practices of C.F.C., the Bank, and Carnco conform to the practices in the banking industry and generally accepted accounting principles.

      The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1996 Annual Report to Stockholders of County Financial Corporation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by C.F.C. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes have been omitted pursuant to such rules and regulations. Although C.F.C. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with C.F.C.'s audited 1996 consolidated financial statements and the notes thereto.

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION                                                  PAGE
-------      -----------                                                  ----
   (2)       Agreement and Plan of Reorganization dated
             August 8, 1997 by and among Republic Security
             Financial Corporation, Republic Security Bank,
             County Financial Corporation and County National
             Bank of South Florida.

   (27)      Financial Data Schedule