Form 10KSB/A
period 1996-12-31
COUNTY FINANCIAL CORP
filed 1997-10-14
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                  AMENDMENT TO
    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 33-97422

                          COUNTY FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

   FLORIDA                                      59-2320497
State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

                               801 N.E. 167 STREET
                        NORTH MIAMI BEACH, FLORIDA 33162
                    (Address of Principal Executive Offices)

                    ISSUER'S TELEPHONE NUMBER: (305) 651-7110

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Item 11 is hereby amended to reflect the existence of a Stock Option Agreement dated February 15, 1995, between Dr. Thomas F. Carney and Thomas F. Carney, Jr., as trustee. Under the terms of the agreement, Dr. Thomas F. Carney, Jr., has granted an option (the "Option") with respect to 200,000 shares of CFC common stock to Thomas F. Carney, Jr., as trustee. The Option may be exercised in whole or in part at any time prior to February 15, 2000. The exercise price of the Option is equal to the greater of $15.00 per share or the book value at the time of exercise.

         Any shares acquired upon the exercise of the Option will be divided equally between three grantor trusts (the "Grantor Trusts"). These Grantor Trusts have been created, respectively, by Thomas F. Carney, Jr., Peter H. Carney and Daniel C. Carney (the "Grantors"). Each of the Grantors is also the principal beneficiary of the trust which he created. All three of the Grantors serve as trustees for each of the Grantor Trusts. Each of the Grantors will have shared voting and investment power over any shares acquired by the Grantor Trusts.

         As a result of this amendment, the Section entitled "Beneficial Ownership of Management" has been amended as follows: (i) to increase the beneficial ownership of Peter H. Carney from 20,316 shares to 220,316 shares and to increase his percentage ownership from 1.6% to 17.4%; and (ii) to modify the footnote disclosure for Dr. Thomas F. Carney to refer to the Option.

         Additionally, the Section entitled "Principal Shareholders of the Company" has been amended as follows: (i) to add Daniel C. Carney as a beneficial owner of 203,244 shares (or 16.1% of the total outstanding); (ii) to add Peter H. Carney as a beneficial owner of 220,316 shares (or 17.4% of the total outstanding); (iii) to modify the footnote disclosure for Dr. Thomas F. Carney to refer to the Option; and (iv) to add Thomas F. Carney, Jr. as a beneficial owner of 287,109 shares (or 22.7% of the total outstanding).

BENEFICIAL OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of March 15, 1997, the number of shares of Common Stock owned beneficially by each director and executive officer of the Company, and all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

                                                                  NUMBER OF SHARES           PERCENT OF
       NAME                    POSITION WITH THE COMPANY          BENEFICIALLY OWNED            CLASS
-------------------------      -------------------------          ------------------         ----------

George M. Apelian              Director and  President                   7,755(1)                 .6%

Dr. Julian J. Blitz            Director                                 83,057(2)                6.6%

Joseph E. Carney, Jr.          Director                                 33,013(3)                2.6%

Peter H. Carney                Director                                220,316(4)               17.4%

Dr. Thomas F. Carney           Chairman of the Board                   303,774(5)               24.0%

Harold Diamond                 Director                                  2,992(6)                 .2%

Morton M. Fisher               Director                                 21,429(7)                1.7%

Richard A. Kuci, Jr.           Executive Vice President                  4,426(8)                 .4%

C. Bernard Jacobs              Director                                 26,026                   2.0%

Thomas J. Langan               Director                                    354                     -

Milton Mamber                  Director                                 26,278(9)                2.1%

Dr. Morton Terry               Director                                 99,151(10)               7.8%

Eileen A. Salsano              Executive Vice President                  3,414(11)                .3%

All Executive Officers
and Directors as a Group
(12 persons)                                                           631,985(12)              49.5%


(1) This amount consists of 1,355 shares which Mr. Apelian owns jointly with his wife and 6,400 shares which Mr. Apelian may purchase under stock options which are currently exercisable.

(2) This amount consists of 48,274 shares which Dr. Blitz owns jointly with his wife and 34,783 shares owned solely by his wife.

(3) This amount consists of 27,506 shares owned directly by Joseph E. Carney, Jr., and 5,507 owned by a corporation in which Mr. Carney is a shareholder and director. It does not include shares owned by Mr. Carney's other family members.

(4) This amount consists of 19,362 shares owned directly by Peter H. Carney, 954 owned by Mr. Carney as trustee for a family trust, and 200,000 shares owned by Dr. Thomas F. Carney, which may be acquired by certain family trusts for which Mr. Daniel Carney serves as one of the trustees. See note (5) below.

(5) This amount consists of 298,267 shares owned directly by Dr. Carney and 5,507 owned by a corporation in which Dr. Carney is a shareholder and director. It does not include shares owned by other members of his family. Dr. Carney has granted an option to Thomas F. Carney, Jr., as trustee, to acquire 200,000 shares. Any shares acquired upon the exercise of the option will be acquired equally by grantor trusts established by Thomas F. Carney, Jr., Daniel C. Carney and Peter H. Carney, who all serve as co-trustees for such trusts.

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

PRINCIPAL SHAREHOLDERS OF THE COMPANY

         The following table sets forth, as of March 15, 1997, the persons known by the Company to be beneficial owners of more than five (5%) percent of the outstanding shares of Common Stock. All shares are owned with sole voting and investment power, unless otherwise indicated.

NAME AND ADDRESS                        NUMBER OF SHARES            PERCENT
BENEFICIAL OWNER                        BENEFICIALLY OWNED          OF CLASS
----------------                        ------------------          --------

Dr. Julian J. Blitz
19707 Turnberry Way, Apt.  12J
North Miami Beach, FL 33180                  83,057(1)                6.6%

Daniel C. Carney
24 Ledgewood Dr.
Danvers, MA 01923                           203,244(2)               16.1%

Peter H. Carney
1101 N. Congress Ave.
Boynton Beach, FL 33426                     220,316(3)               17.4%

Dr. Thomas F. Carney
801 N.E. 167th Street
North Miami Beach, FL 33162                 303,774(4)               24.0%

Thomas F. Carney, Jr.
1101 N.  Congress Avenue
Boynton Beach, FL 33426                     287,109(5)               22.7%

Roz Kovens
9999 Collins Avenue, PH 1K
Bal Harbour, FL 33154                        76,234(6)                6.0%

Dr. Morton Terry
20185 E. Country Club Drive
Apt.  2104
Aventura, FL 33180                           99,151(7)                7.8%


(1) This amount consists of 48,274 owned jointly with Dr. Blitz' wife and 34,783 shares owned solely by his wife. It does not include 1,419 shares owned by Dr. Blitz' other family members.

(2) This amount consists of 2,290 shares owned directly by Daniel C. Carney, 954 shares owned by Mr. Carney as trustee for a family trust and 200,000 shares owned by Dr. Thomas F.

        Carney, which may be acquired by certain family trusts for which Mr. Daniel Carney serves as one of the trustees. See note (4) below.

(3) This amount consists of 19,362 shares owned directly by Peter H. Carney, 954 owned by Mr. Carney as trustee for a family trust, and 200,000 shares owned by Dr. Thomas F. Carney, which may be acquired by certain family trusts for which Mr. Peter Carney serves as one of the trustees. See note (4) below.

(4) This amount consists of 298,267 shares owned directly by Dr. Thomas F. Carney and 5,507 owned by a corporation in which Dr. Carney is a shareholder and director. It does not include shares owned by other members of his family. Dr. Carney has granted an option to Thomas F. Carney, Jr., as trustee, to acquire 200,000 shares. Any shares acquired upon the exercise of the option will be acquired equally by grantor trusts established by Thomas F. Carney, Jr., Daniel C. Carney and Peter
        H. Carney, who all serve as co-trustees for such trusts.

(5) This amount consists of 9,789 shares owned directly by Thomas F. Carney, Jr., 954 shares owned by Mr. Carney as trustee for a family trust, 14,758 shares owned by a corporation in which Mr. Carney is an officer and sole shareholder, 61,608 owned by a trust in which Mr. Carney is the trustee and a beneficiary, and 200,000 shares owned by Dr. Thomas F. Carney, which may be acquired by certain family trusts for which Mr. Thomas F. Carney, Jr. serves as one of the trustees. See note (4) above.

(6) This amount consists of 20,062 shares owned directly by Ms. Kovens, and 56,172 shares owned by the Estate of Cal Kovens, which is controlled by Roz Kovens as personal representative.

(7) This amount consists of 97,720 shares owned jointly with Dr. Terry's wife and 1,431 shares owned by Dr. Terry's professional association pension trust.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of North Miami Beach, Florida, on October 14, 1997.


                                       COUNTY FINANCIAL CORPORATION



                                       By: /s/ GEORGE M. APELIAN
                                          ------------------------------------
                                          George M. Apelian, President