Form 10QSB
period 1997-09-30
COUNTY FINANCIAL CORP
filed 1997-11-14
CIK 734374

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

           For the quarter ended September 30, 1997

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from __________________to________________

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

                     Yes     [X]      No  [ ]

           As of September 30, 1997 the registrant had 1,265,081 outstanding shares of common stock $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

  Total Pages: 29                              Exhibit Index : Page  23
              ----                                                   ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The consolidated financial statements of County Financial Corporation and its subsidiaries (the "Company" or "CFC") for the nine months ended September 30, 1997 and 1996 are set forth on pages 25 to 29 of this Form 10-QSB.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



RESULTS OF OPERATIONS

           CFC's consolidated net income for the first nine months of 1997 was $2,992,000 or 9.7% more than the $2,727,000 earned in the same period in 1996. Net income per common share was $2.36 in 1997 compared to $2.16 in 1996.

           CFC's performance in the first nine months of 1997 resulted in a return on average stockholders' equity of 17.9%, compared to 17.2% in 1996. The return on average assets was 1.67% in 1997, compared to 1.58% in 1996.

           The improvement in CFC's performance is due to increased net interest income, higher non-interest income (which was primarily from increased deposit account fees and the sale of OREO), and the tax benefit resulting from payment of a litigation settlement. The positive impact of these items was partially offset by increased operating expenses incurred due to the opening of two branch offices.

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

           The following table sets forth the Company's average balance sheets and related interest, yield and rate information for the first nine months of 1997 and 1996.

                                                                     AVERAGE BALANCE SHEETS
                                                                      (AMOUNTS IN THOUSANDS)
                                                                               SEPTEMBER 30,
                                                           1997                                         1996
                                         -----------------------------------------      --------------------------------------
                                           AVERAGE                         YIELD/        AVERAGE                     YIELD/
                                           BALANCE       INTEREST           RATE         BALANCE      INTEREST        RATE
                                                                         ANNUALIZED                                ANNUALIZED
ASSETS
EARNING ASSETS:
Loans, net of unearned income             $142,115        $ 10,742           10.11%     $139,300        $ 10,347       9.92%
Investment Securities                       58,690           2,726            6.21%       61,043           2,728       5.97%
Federal funds sold                          15,877             648            5.46%       10,153             401       5.28%
                                          --------        --------          ------      --------        --------      -----

   Total earning assets                    216,682          14,116            8.71%      210,496          13,476       8.55%
                                          --------        --------          ------      --------        --------      -----
NON-INTEREST EARNING
   ASSETS:
Cash and due from banks                     13,528                                        12,703
Premises and equipment, net                  4,386                                         4,232
Other Real Estate Owned, net                 3,376                                         3,307
Other assets                                 3,107                                         2,672
Allowance for loan losses                   (2,216)                                       (2,617)
                                          --------                                      --------
   Total non-interest
   earning assets                           22,181                                        20,297
                                          --------                                      --------
     TOTAL ASSETS                         $238,863                                      $230,793
                                          ========                                      ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
Savings accounts                          $ 24,512        $    548            2.99%     $ 23,763        $    502        2.82%
Money market/NOW accounts                   68,830           1,181            2.29%       73,170           1,279        2.33%
Time deposits                               56,441           2,313            5.48%       50,832           2,033        5.34%
Repurchase agreements                        1,898              48            3.38%        1,724              46        3.56%
Other borrowings                               801              60           10.01%          901              68       10.08%

Total interest
  bearing liabilities                      152,482           4,150            3.64%      150,390           3,928        3.49%
                                          --------        --------          ------      --------        --------      -----
NON-INTEREST BEARING
  LIABILITIES:
Demand deposits                             61,694                                        57,230
Other liabilities                            2,359                                         2,016
                                          --------                                      --------
  Total non-interest
  bearing liabilities                       64,053                                        59,246
                                          --------                                      --------
 Total liabilities                         216,535                                       209,636

STOCKHOLDERS' EQUITY                        22,328                                        21,157
                                          --------                                      --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $238,863                                      $230,793
                                          ========                                      ========

Net interest Income/Spread                                $  9,966           5.07%                      $   9,548      5.06%
                                                          --------                                      --------
Net Interest Yield                                                           6.15%                                     6.06%

Notes:

           - The amounts set forth as average balances are based on daily averages for each period.
           - Loan fees and accounts receivable discounts, which are included in interest income and in the calculation of average yields, were $496,000 and $201,000 in the first nine months of 1997 and 1996, respectively.
           - Tax exempt income is not calculated on a tax equivalent basis.
           -          Non-accruing loans are included in average loans.

           Net interest income is primarily affected by changes in the amounts and types of earning assets, interest-bearing funds and net non-interest related funds, as well as their relative sensitivity to interest rate movements.

           Net interest income for the first nine months of 1997 was $9,966,000, up 4.4% from $9,548,000 in 1996. This increase was due to higher yields on all earning assets, as well as higher balances for loans and federal funds sold (which offset a decline in investment securities). In this regard, average loans increased from $139,300,000 in 1996 to $142,115,000 in 1997, or $2,815,000. The
increase in average loans was also accompanied by an increase in the yield, which grew from 9.92% in 1996 to 10.11% in 1997. Federal funds sold increased from $10,153,000 in 1996 to $15,877,000 in 1997 or $5,724,000. The yield on these earning assets rose from 5.28% in 1996 to 5.46% in 1997. In contrast to other earning assets, investment securities declined from $61,043,000 in 1996 to $58,690,000 in 1997, or $2,353,000. During the same period, the yield on investment securities increased from 5.97% to 6.21%. In general, the higher yields on the Company's earning assets were a reflection of increasing interest rates in the economy at large. The effect of the foregoing items was to increase the yield on the Company's earnings assets from 8.55% for the first nine months of 1996 to 8.71% for the first nine months of 1997.

           Interest expense for the first nine months of 1997 was $4,150,000, up 5.7% from $3,928,000 in 1996. This increase was due to higher average balances and higher yields for time deposits and savings accounts. Time deposit balances increased 11.0% from $50,832,000 in 1996 to $56,441,000 in 1997 with a corresponding increase in yield from 5.34% to 5.48%. Savings account balances increased 3.2% from $23,763,000 to $24,512,000 and the yield increased from 2.82% to 2.99%. These increases were partially offset by a 7.7% decrease in average money market account balances from $1,279,000 in 1996 to $1,181,000 in 1997 and slight decrease in yield from 2.33% to 2.29%.

           An increase in the Company's non-interest bearing demand deposits, which funded the majority of growth in interest bearing assets, was the primary source of the improvement in the Company's net interest income.

           The cumulative effect of the foregoing changes was to increase the Company's net interest spread from 5.06% in 1996 to 5.07% in 1997 and net yield from 6.06% to 6.15%.

NON-INTEREST INCOME

           Non-interest income in the first nine months of 1997 totaled $2,378,000, compared with $2,063,000 in 1996. Deposit account fee income rose $138,000 from $1,795,000 in 1996 to $1,933,000 in 1997. Additionally, gains on the sale of O.R.E.O. for the first nine months of 1997 totaled $130,000 as compared to $2,000 in gains for 1996.

INVESTMENT SECURITIES GAINS AND LOSSES

           At September 30, 1997, the Company held investment securities with a market value of $52,782,000, which was $148,000 higher than the amortized cost of the portfolio. This difference consisted of $309,000 of gross unrealized gains and $161,000 of gross unrealized losses. There were net losses of $ 12,000 from the sale of securities in the first nine months of 1997, versus net losses of $11,000 for the same period of 1996.

PROVISION FOR LOAN LOSSES

           The provision for loan losses totaled $ 18,000 in both the first nine months of 1997 and 1996. See "Allowance and Provision for Loan Losses."

NON-INTEREST EXPENSES

           Non-interest expenses for the first nine months of 1997 totaled $9,334,000, which was up 5.9% from $8,812,000 in 1996. Non-interest expenses are discussed below in more detail.

           PERSONNEL. Personnel expense (which includes salaries and benefits) represented 48.5% of total non-interest expenses in 1997. Personnel expenses increased 7.1% to $4,525,000 in 1997 from $4,224,000 in 1996. Staff on a full-time equivalent basis averaged 165 in 1997 compared to 159 in 1996. The increase in personnel expenses was the result of salary increases, bonuses and additional staffing for two new branches, which opened in February and September, 1997.

           OCCUPANCY EXPENSE. Net occupancy expense in 1997 totaled $1,394,000, up 14.5% from $1,217,000 in 1996. The increase was due to the opening of two new branch offices in Boca Raton, Florida in February and Pembroke Pines, Florida in September. Higher maintenance and rent at existing branch locations due to inflation increases also contributed to the increase.

           PREMISES AND EQUIPMENT EXPENSE. Premises and equipment expense, which includes furniture and equipment depreciation, rental and maintenance, totaled $527,000 in 1997, up 19.0% from $443,000 in 1996. The increase is due to additional depreciation and maintenance costs on computer equipment, equipment, furniture and fixture purchases together with technological upgrades.

OTHER NON-INTEREST EXPENSES. Other non-interest expenses for the first nine months of 1997 totaled $2,888,000, down 1.3% from $2,928,000 in 1996. The principal reason for the decrease was a drop in legal and professional fees, which decreased from $1,141,000 for the first nine months of 1996 to $856,000 for the same period of 1997. This decrease was due to the settlement of several legal proceedings related to the Premium Sales matter. See Part II - Item 1 - Legal Proceedings. The foregoing decreases were partially offset by reductions in the carrying value for OREO and higher management expenses for existing OREO properties. These items increased from $177,000 in 1996 to $499,000 in 1997. The Company also incurred increases in other expense categories due to the growth of CNB.

PROVISION FOR INCOME TAX

CFC made no provisions for income taxes for the nine months ended September 30, 1997 compared with a provision of $54,000 for the same period in 1996. In 1997, CFC was able to avoid any income tax liability due to the payment of $3,000,000 with respect to the settlement of the Premium Sales matter. See Part II, Item 1 -- Legal Proceedings. This payment was made in January 1997. For accounting purposes, this payment was recorded as an expense during the fourth quarter of 1996. The relatively low provision for income taxes for the first nine months of 1996 was attributable to the utilization of net operating losses inherited by the Company by virtue of its merger with Carney Bank.

CAPITAL EXPENDITURES

           CFC's capital expenditures are reviewed by its Board of Directors. CFC makes capital expenditures in order to improve its ability to provide quality services to its customers. Capital expenditures for the first nine months of 1997 equaled $856,000 compared to $297,000 in 1996, and were principally related to expenditures for two new branch offices and changes in equipment due to technological advances. Capital expenditures through September 30, 1997 for the new branch opened February 1997 in Boca Raton, Florida totaled $132,000 and for the branch opened September 1997 in Pembroke Pines, Florida totaled $433,000.

ASSET QUALITY AND CREDIT RISK

           INVESTMENT SECURITIES. CFC maintains a high quality investment portfolio including U.S. Treasury securities, securities of other U.S. government entities and other securities such as Federal Reserve Bank stock. Securities issued by the U.S. Treasury or other U.S. government entities constituted approximately 99.0% of CFC's investment portfolio at September 30, 1997. CFC believes that these securities have very little risk of default. At September 30, 1997, 100% of the securities held in CFC's investment portfolio were classified available for sale. Of those securities, 99.9% were rated "AAA", the highest assigned rating. A rating of "A" or better means that the bonds are of "upper medium grade, with strong ability to repay, possibly with some susceptibility to adverse economic conditions or changing circumstances.". Ratings are assigned by independent rating agencies and are subject to the accuracy of reported information concerning the issuers and the subjective judgment and analysis of the rating agencies. They are not a guarantee of collectibility. Approximately 33.8% of these securities mature or reprice in one year or less and 94.6% in five years or less. As such, the risk of significant fluctuations in value due to changes in the general level of interest rates is limited.

           The following table sets forth information regarding the composition of the investment portfolio at September 30, 1997 and 1996 (amounts in thousands).


                INVESTMENT PORTFOLIO

                                                     SEPTEMBER 30,
                                                    1997      1996
                                                (amounts in thousands)

U.S. Treasury Securities                          $33,170   $31,377

Securities of other U.S. Government                19,087    23,682
     agencies and corporations

Obligations of states and political                   -0-        96
     subdivisions

Other Securities                                      525       525
                                                  -------   -------

      Total investments                           $52,782   $55,680
                                                  =======   =======


           CFC's investment portfolio decreased by 5.2% from the period of September 30, 1996 to September 30, 1997, primarily due to principal repayment on U.S. government agency mortgage backed securities.

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

           As of September 30, 1997, approximately 74% of all CFC's loans were real estate loans secured by real estate in South Florida. This level of concentration could present a potential credit risk to CFC because the ultimate collectibility of these loans are susceptible to adverse changes in real estate market conditions in this market. CFC has addressed this risk by limiting most loans to a maximum of 70% of the appraised value of the underlying real estate and maximum amortization schedules of 20 years.

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

                                 TYPES OF LOANS

                                                     SEPTEMBER 30,
                                               ------------------------
                                                 1997             1996
                                               --------        --------
(amounts in thousands)

Commercial, financial and agricultural         $ 35,609        $ 31,977

Real estate - construction                        7,884           9,304

Real estate - mortgage                           97,318         101,730

Installment loans                                 1,494           1,621

Overdrafts                                          257             157
                                               --------        --------

      Total loans                              $142,562        $144,789
                                               ========        ========



           COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS. CFC makes commercial, financial and agricultural loans to businesses located in South Florida. The credit risk associated with business lending is influenced by general economic conditions, deterioration in a borrower's capital position resulting in increasing debt to equity ratios, deterioration in a borrower's cash position resulting in a liquidity problem, and decreasing revenues due to inefficient operations of the borrower. These loans are generally secured by corporate assets, marketable securities or other liquid financial instruments. These loans totaled approximately $35,609,000 at September 30, 1997, and $31,977,000 at September 30, 1996. Legally binding commitments to extend credit and letters of credit for these borrowers totaled $17,303,000 at September 30, 1997 compared to $16,301,000 at September 30, 1996.

           REAL ESTATE CONSTRUCTION LOANS. CFC makes real estate construction loans from time to time for real estate projects located in South Florida. CFC generally requires security in the form of a mortgage on the underlying real property and the improvements constructed thereon and personal guarantees. CFC attempts to limit its credit exposure to 70% of the appraised value of the underlying real property. On September 30, 1997, construction loans totaled $7,884,000. Risks associated with construction loans include variations from vacancy projections, delays in construction, environmental factors, reliability of subcontractors and timing and reliability of inspections, and costs overruns.

           REAL ESTATE MORTGAGE LOANS. CFC makes both commercial and residential real estate loans. These loans were $97,318,000 at September 30, 1997. Risks associated with real estate mortgage loans include reliability of appraisals, deterioration of market value, environmental contamination, and accelerated depreciation of property due to deferred maintenance.

           CFC makes real estate loans secured by commercial real estate, including loans to acquire or refinance office buildings, warehouses and apartments. At September 30, 1997, these loans totaled $79 million, or 55.2% of total loans. Most of these loans have a maturity of five years or less. Almost all of these loans are secured by real property located in South Florida. These loans generally require a loan-to-collateral value of not more that 70%. At September 30, 1997, CFC had $741,000 in legally binding commitments to extend credit or standby letters of credit involving commercial real estate borrowers, compared to $3.7 million at September 30, 1996.

           Residential real estate loans totaled $19 million, or 13.3% of total loans at September 30, 1997, compared with $22 million, or 15.2% at September 30, 1996. Residential real estate loans are predominately adjustable rate home mortgages which generally require a loan-to-collateral value of not more than 70% and equity credit lines, which generally limit the loan-to-collateral value to not more than 70% to 80%. Most loans have a maximum term of five to seven years. CFC does not ordinarily charge any points on its real estate loans. Almost all of the residential real estate loans are secured by homes in South Florida. Legally binding commitments to extend credit secured by residential mortgages totaled $1,992,000 as of September 30, 1997 compared to $2,068,000 as of September 30, 1996.

           INSTALLMENT LOANS. CFC offers consumer loans and personal and secured loans. The security for these loans ordinarily consists of automobiles, consumer goods, marketable securities, certificates of deposit and similar items. These loans totaled approximately $1.5 million, or 1.1% of total loans, on September 30, 1997, compared with $1.6 million, or 1.1% of total loans, on September 30, 1996. Risks associated with installment loans include loss of employment of borrowers, declines in the financial condition of borrowers resulting in delinquencies, and rapid depreciation of loan collateral.

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

                 NON-PERFORMING ASSETS AND 90 DAY PAST DUE LOANS

                                                        SEPTEMBER 30,
                                                  -----------------------
                                                      1997          1996
                                                  ---------     ---------
(amounts in thousands)

Non-Accrual Loans                                 $   1,386     $   2,333

OREO, net                                             2,910         3,266
                                                  ---------     ---------


Total Non Performing Assets                       $   4,296     $   5,599
                                                  =========     =========

Accruing Loans Past Due                           $      25     $       0
  90 Days                                         =========     =========


           Of the total loan portfolio of $142.6 million at September 30, 1997, $4.3 million or 3.0%, was non-performing, a decrease of $1,303,000 from September 30, 1996. Non-performing loans at September 30, 1997 consisted of commercial and residential real estate loans. The decrease in non-accrual loans of $947,000 was the result of the transfer of 5 loans from non-accrual status to O.R.E.O.. Subsequently, four of these properties were sold. and three loans on non-accrual status were paid in full.

           Other real estate owned at September 30, 1997 consisted of $1,379,000 of residential real estate and $1,531,000 of commercial real estate. OREO at September 30, 1996 consisted of $1,063,000 of residential real estate and $2,203,000 of commercial real estate. CFC believes that the carrying value of its OREO portfolio is realizable. The decrease in OREO was due to the sale of one property and the increase in the reserves on five other properties.

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

           The overall credit quality of the loan portfolio has improved in recent years as evidenced by CFC's relatively low level of non-performing loans and net charge-offs. Management relied on these factors, as well as its assessment of the financial condition of specific clients facing financial difficulties, in deciding to permit the level of the allowance for loan losses to drop to $2,143,000 at September 30, 1997, from $2,502,000 at September 30, 1996. CFC's allowance for loan losses at September 30, 1997 represents approximately 1.50% of total loans.

           For the nine months ended September 30, 1996, and the nine months ended September 30, 1997, charge-offs decreased from 0.39% to 0.28% of the entire loan portfolio. Net charge-offs declined from $556,000 for the first nine months of 1996 to $399,000 for 1997. The net amounts charged off in 1997 were $336,000 in commercial loans, and $32,000 in real estate loans, $33,000 in checking. These charge offs were offset by recoveries of $2,000 in installment loans.

FINANCIAL CONDITION

           CFC's goal is to maintain a high quality and liquid balance sheet. CFC seeks to achieve this objective through increases in collateralized loans, a strong portfolio of real estate loans and a stable portfolio of investment securities of high quality.

           INVESTMENT SECURITIES. As of September 30, 1997, investment securities averaged $58.7 million or 27.1% of total earning assets. CFC's management strategy for its investment account is to maintain a very high quality portfolio with generally short-term maturities. The average investment portfolio, all of which has been classified as available for sale, decreased 3.9% from $61.0 million at September 30, 1996 to $ 58.7 million at September 30, 1997.

           LOANS. Loans averaged $ 142.1 million in the first nine months of 1997 compared to $139.3 million for the same period of 1996, or an increase of 2.0%. See "Asset Quality and Credit Risk - Loans," above.

           INTEREST-BEARING LIABILITIES. Average total interest-bearing liabilities increased from $150.4 million for the first nine months of 1996 to $152.5 million for the same period in 1997. The composition of interest-bearing liabilities changed as funds shifted from money market/NOW accounts to higher yielding time deposits. As a result, average time deposits increased from 33.8% of total interest-bearing liabilities in 1996 to 37.0% in 1997. The yield on savings and time deposits increased while the yield on money market/NOW accounts deceased slightly. The effect the changes in deposit mix and rates was to increase the rate on total interest bearing liabilities from 3.49% in the first nine of 1996 to 3.64% for the same period in 1997.

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

           Regular monitoring of assets and liabilities that are rate sensitive within 30 days, 90 days, 180 days and one year is an integral part of CFC's rate-sensitivity management process. It is CFC's policy to maintain a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis, thus minimizing net interest income exposure to changes in interest rates. CFC's sensitivity position at September 30, 1997 was such that net interest income would increase modestly if there was an increase in short-term interest rates.

           CFC monitors the interest rate risk sensitivity with traditional gap measurements. The gap table has certain limitations in its ability to accurately portray interest sensitivity; however, it does provide a static reading of CFC's interest rate risk exposure.

           As of September 30, 1997, CFC remained asset sensitive (interest sensitive assets subject to repricing exceeded interest sensitive liabilities subject to repricing) on a 365-day basis to the extent of $23.1 million. This positive gap at September 30, 1997 was 9.1% of total assets compared with 10.5% at September 30, 1996. The primary cause for this decrease in the gap was the increase in short term certificates of deposit and savings accounts. This increase of $16,641,000 exceeded a decrease in variable rate NOW/Plus and moneyfund balances of $4,832,000 resulting in a net increase of $11,809,000. Assets subject to 365-day repricing increased to a lesser degree as an increase in federal funds sold of $23,187,000 exceeded the $12,329,000 decrease in one year repricing loans and investments by $10,858,000.

           CFC's targeted gap position is in the range of negative 5 percent to positive 10 percent. Therefore, the 9.1% interest sensitive gap position for September 30, 1997 is within established parameters. CFC measures its gap position as a percentage of its total assets.

           While the absolute level of gap is a measurement of interest rate risk, the quality of the assets and liabilities in the balance sheet must be analyzed in order to understand the degree of interest rate risk taken by CFC. CFC does not invest in any derivative products in order to manage or hedge its interest rate risk.

CAPITAL

           One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, bank regulators and stockholders. A strong capital position helps CFC withstand unforeseen adverse developments and take advantage of attractive lending and investment opportunities when they arise. During the first nine months of 1997, stockholders' equity increased by $3,147,000, or 14.9%, from December 31, 1996.

           CFC is required to comply with Federal Reserve's rules pertaining to risk-based capital.. Under these rules, at September 30, 1997, CFC's tier one capital was 14.6% and the total capital was 15.9% of risk-based assets. These risk-based capital ratios are well in excess of the minimum requirements of 4% for tier one and 8% for total risk-based capital ratios. Both of these capital ratios increased during the third quarter of 1997 as equity capital increased by 5.4% and risk-based assets only increased by 2.4%. CFC's leverage ratio (tier one capital to total average quarterly assets) of 9.9% at September 30, 1997, is also well in excess of the minimum 4% requirement.

PROPOSED MERGER WITH REPUBLIC SECURITY FINANCIAL CORPORATION

           CFC and CNB have entered into an agreement and plan of merger dated August 8, 1997 (the "Merger Agreement") with Republic Securities Financial Corporation ("RSFC") and Republic Security Bank ("Republic Security"), pursuant to which CFC has agreed to be merged with and into Republic Security.

           The Merger Agreement is described in detail in the Form S-4 filed by Republic Security Financial Corporation (Registration No. 333-36717) with respect to the proposed merger.

           The consummation of the merger is subject to approval by the shareholders of CFC and the shareholders of RSFC, together with certain other conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the merger will be consummated.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

PREMIUM LITIGATION

           County has been a party to several legal proceedings arising out of the failure of the food "diverting" business owned and operated by Premium Sales Corporation, Plaza Trading Corporation and certain of their affiliates and associates (the "Premium Group"). In June 1993, the Premium Group was forced into bankruptcy and a receiver was appointed for the principal members of the Premium Group. It appears that the Premium Group financed a major portion of its operations by attracting funds from private investors. Many of the investors in the Premium Group alleged that the

Premium Group was involved in a "Ponzi" scheme in which the Premium Group paid high rates of return to early investors from funds raised from later investors.

WALCO INVESTMENTS ET AL. V. KENNETH THENEN, ET AL.

           In June 1994 certain investors in the Premium Group filed a class action complaint in the United States District Court for the Southern District of Florida seeking in excess of $250 million in damages for losses sustained by them by investing in the Premium Group.

           On October 9, 1996 the class plaintiffs, County and Harley S. Tropin as Trustee and Receiver for the Premium Group companies agreed to settle all claims against County and Larry Robinette for $3,000,000. CFC expensed the entire amount of the settlement for accounting purposes during the fiscal year ending December 31, 1996 although the cash payment was not made until January 1997. The amount of the payment will be treated as a deduction for income tax purposes during 1997. The amount of the payment has been treated as a deduction for tax purposes during 1997. CFC funded the settlement from its existing cash reserves, which were purposefully maintained at relatively high levels. As a result, the settlement did not have a significant impact on CFC's liquidity levels.

IN RE: PREMIUM SALES CORPORATION ET AL., DEBTOR, HARLEY S. TROPIN, TRUSTEE V. COUNTY NATIONAL BANK OF SOUTH FLORIDA AND LARRY ROBINETTE

           In July 1995, Harley S. Tropin, as the Chapter 11 trustee for the estates of Premium Sales Corporation, Plaza Trading Corporation and designated corporate representative of Windsor Wholesale Corporation (the "Premium Debtors"), commenced an adversary proceeding against County and Larry Robinette in the United States Bankruptcy Court for the Southern District of Florida.

           In October 1996, County and Harley s. Tropin, as trustee, agreed to settle this case as part of the settlement for the WALCO case described above.

HARLEY S. TROPIN, AS RECEIVER, V. KENNETH THENEN, ET AL.

           On December 23, 1993, Harley S. Tropin, as receiver for certain members of the Premium Group, filed a complaint in the United States District Court for the Southern District of Florida against various parties seeking to recover unspecified damages suffered by the Premium Group from the defendant's participation and assistance in the alleged fraudulent scheme conducted by the Premium Group. In October 1995, the receiver amended its complaint to add County as an additional defendant in the litigation.

           In October 1996, County and Harley S. Tropin, as receiver, agreed to settle this case as part of the settlement for the WALCO case described above.

GRAND JURY INVESTIGATION

           County is aware that the U.S. Attorney has convened a grand jury to investigate possible criminal violations with respect to the Premium Group matter. This has been under investigation for several years. To date, several directors and officers of County have appeared as witnesses before the grand jury. In August 1996, a federal grand jury indicted several principals of Premium for fraud. One officer of County, Larry Robinette, has been indicted for complicity in the fraud. Mr. Robinette has vigorously denied the charges and is entitled to the constitutional presumption of innocence. No other officer or director of County, nor County itself , has been named as either a target of the investigation or charged with any wrongdoing.

LITIGATION INVOLVING FLORIDA HOME FINDERS, INC.

           In June 1995, County made a loan in the amount of $2,000,000 to the principals of Florida Home Finders, Inc. ("FHF"). The principals utilized the loan proceeds to pay for part of the purchase price of FHF. The loan was secured by a pledge of a $2,000,000 certificate of deposit established by FHF at the time of the loan. FHF is a property management company. As part of its business, it apparently received security deposits from tenants at properties managed by FHF. It has been alleged that FHF utilized these tenant security deposits to establish the certificate of deposit at County.

           In September, 1995, the Florida Department of Business Regulation (the "DBR") filed an action in the Circuit Court for St. Lucie County, Florida against FHF and its principals based on the alleged misuse of the tenant security deposits and other items. As part of this proceeding, the DBR sought a temporary injunction preventing CNB from offsetting the $2,000,000 certificate of deposit against the amount of the loan. In seeking the injunction, the DBR alleged that the certificate of deposit represented tenants' security deposits and that such funds should have been held in segregated accounts by FHF. The court granted the temporary injunction without notice to County. County subsequently intervened in the proceeding and requested the court to dissolve the injunction because: (i) County had a valid and perfected security interest in the certificate of deposit, (ii) FHF had the right under Florida law to utilize the security deposits to establish the certificate of deposit because it had posted a $250,000 bond with the State of Florida; and (iii) certain other reasons. The court subsequently held that the injunction would dissolve within 10 days unless the DBR either posted a bond in the amount of $25,000,000 with the court, or filed a motion with the appellate court and secured a stay with respect to its obligation to post the bond. The DBR failed to take either action within the required time period.

           In October, 1995, County took the position that the injunction against County was dissolved because the DBR had failed to take either of the actions required by the Circuit Court within the required time period. Accordingly, County applied the certificate of deposit against the outstanding balance of the defaulted loan. The receiver for FHF subsequently notified County that the setoff of the certificate of deposit was allegedly improper, and demanded that the certificate of deposit be reestablished.

           In August 1996, the receivers for FHF filed an amended complaint against a variety of defendants, including County, with respect to the activities of FHF. In the amended complaint, the receivers sought, among other things, the return of the $2,000,000 certificate of deposit set off by County based upon theories of fraudulent conveyance, negligence and unjust enrichment. In January 1997, the receivers of FHF voluntarily dismissed (without prejudice) their complaint, purportedly for the purpose of conserving the assets of the estate of FHF. The Court subsequently determined that County was entitled to an award of costs and fees incurred in the defense of this action.

           In June 1997, the receivers for FHF filed a new complaint against County with the Circuit Court for St. Lucie County, Florida. In the new complaint, the receivers sought a judgment against County in the amount of $2,000,000, plus punitive and treble damages, interest and costs. The receivers' complaint contained counts based on common law conversion, statutory conversion, unjust enrichment, fraud, fraudulent transfer, money lent, negligence, rescission of negotiable instruments and Civil RICO.

           Pursuant to Court direction, in early October 1997, the receiver, through counsel, accepted in writing an offer of judgment filed by County in the amount of $10,000 to fully resolve the litigation. Others who purport to act on behalf of the plaintiffs have moved the Court to reconsider its direction that the receivers accept the offer of judgment. The court denied the motion on November 12, 1997.

EMPLOYMENT DISCRIMINATION LITIGATION

           In May 1997, a complaint was filed by John Doe against County in the United States District Court for the Southern District of Florida. In the complaint, the plaintiff alleged that he was wrongfully terminated by County because he was suffering from human immunodeficiency virus ("HIV"). The plaintiff has asserted claims of discrimination under the Americans with Disabilities Act, the Rehabilitation Act and the Florida Civil Rights Act. The plaintiff is seeking compensatory damages, punitive damages, costs, and attorney's fees. It is the position of County that the plaintiff was terminated during his probationary period for failing to meet County's employment criteria and that his dismissal was not related to any disability. County has filed a motion to dismiss the compliant and is vigorously defending this litigation.

CERTAIN ENVIRONMENTAL MATTERS

           In 1993, Carney took title to the premises of a former dry cleaner located in Coral Springs, Florida pursuant to a foreclosure sale. Carney then arranged to sell the property to a third party. The purchaser required that an environmental study be performed after the closing and that Carney indemnify the purchaser against any expenses that might result from the presence of hazardous substances on the property. After the sale, Carney engaged an independent consultant to perform an environmental study of the property. This study indicated that hazardous substances were located at the property. Based on this study, Carney's environmental consultant prepared a remedial action plan (the "RAP") and submitted it to the Broward County Department of Natural Resource Protection ("Broward County"). The RAP sets forth a plan to clean up the hazardous substances over a period of two years. Carney's consultant estimated that the cost of the plan of cleanup will not exceed the estimate made by Carney's consultant. The RAP has received final approval from Broward County.

           In 1994, the State of Florida established a Dry Cleaning Solvent Superfund program (the "Program") under which the State of Florida will pay for the clean up of certain contaminated dry cleaning sites. In May 1996, the site was accepted by the State of Florida for inclusion in the program. The Program preempts local government and private enforcement actions with respect to contaminated sites eligible for inclusion in the Program.

           During 1995, Broward County requested County to proceed with the RAP at its Carney's expense. Carney resisted this request because it would jeopardize its right to receive benefits under the Program. In October, 1997, Carney met with officials of Broward County to discuss this matter. Based on the discussions, Carney concluded that it was unlikely that Broward County would institute an enforcement action with respect to the property.

           If Broward County institutes enforcement action against CFC with respect to the property, CFC intends to vigorously defend such actions based on applicable provisions of Florida law. Although there can be no assurance that those defenses would be successful or that CFC would not be required to pay for clean up of the property, the Company believes that any enforcement action against CFC will not have a material adverse effect on the business or financial position of CFC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-KSB

           (a) The exhibits set forth in the following Index of Exhibits are files as a part of this report.


EXHIBIT NO.          DESCRIPTION


None.

           (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Miami Beach, Florida, on October 13, 1997.

                                   COUNTY FINANCIAL CORPORATION



                                   By: /s/ GEORGE M. APELIAN
                                      ------------------------------------
                                       George M. Apelian
                                       President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)



                                   By: /s/ EILEEN A. SALSANO
                                      ------------------------------------
                                      Eileen A. Salsano
                                      Executive Vice President and Chief
                                       Operating Officer (Principal Financial
                                       Officer and Principal Accounting Officer)


        COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
        (in thousands)
================================================================================================
                                                                   September 30,   December 31,
ASSETS                                                                  1997         1996
                                                                   (unaudited)
EARNING ASSETS:
 Loans                                                               $ 142,562    $ 146,271
 Less: Unearned Income                                                                   (1)
          Allowance for loan losses                                     (2,143)      (2,524)
                                                                     ---------    ---------

          Total loans, net"                                            140,419      143,746

 Securities available for sale                                          52,782       56,460
 Federal funds sold                                                     31,724       19,585
                                                                     ---------    ---------

          Total earning assets                                         224,925      219,791

CASH AND DUE FROM BANKS                                                 16,970       15,617
PREMISES AND EQUIPMENT, Net                                              4,552        4,186
OTHER REAL ESTATE OWNED, Net                                             2,910        3,338
INTEREST RECEIVABLE                                                      1,510        1,450
OTHER ASSETS                                                             1,680        1,564
                                                                     ---------    ---------

TOTAL                                                                $ 252,547    $ 245,946
                                                                     ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST BEARING LIABILITIES
 Savings accounts                                                    $  26,179    $  24,360
 Interest checking, interest checking plus and moneyfund accounts       68,908       71,288
 Certificate of deposit, $100,000 and over                              22,504       14,437
 Other certificates of deposit                                          38,998       38,275
                                                                     ---------    ---------

          Total interest bearing deposits                              156,589      148,360

 Securities sold under repurchase agreements                             1,623        4,750
 Other borrowings                                                          775          850
                                                                     ---------    ---------

          Total interest bearing liabilities                           158,987      153,960

Demand deposits                                                         66,018       64,950
                                                                     ---------    ---------

          Total                                                        225,005      218,910

Interest payable                                                         1,042          775
Other liabilities                                                        2,214        5,122
                                                                     ---------    ---------

          Total Liabilities                                            228,261      224,807
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY:
 Common stock $0.01 par value; 1,500,000 shares"
   authorized; 1,265,081, issued and outstanding at 9/30/97"
   1,264,328 issued and outstanding at 12/31/96"                            13           13
 Capital Surplus                                                        13,568       13,562
 Retained earnings                                                      10,613        7,621
 Net unrealized gain (loss) on securities available for sale,"
   net of taxes                                                             92          (57)
                                                                     ---------    ---------

Total stockholders' equity                                              24,286       21,139
                                                                     ---------    ---------

TOTAL                                                                $ 252,547    $ 245,946
                                                                     =========    =========


See accompanying notes to unaudited consolidated financial statements


     COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     (in thousands)
===============================================================================================================================
                                                                        FOR THE QUARTER  ENDED      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          1997           1996           1997           1996
                                                                     (unaudited)   (unaudited)    (unaudited)     (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                         $     3,608   $     3,601         10,742    $    10,347
  Interest on investment securities:
    Taxable                                                                  865           869          2,726          2,715
    Non-taxable                                                                              2                            13
  Interest on federal funds sold                                             350           147            648            401
                                                                     -----------   -----------     ----------    -----------

          Total interest income                                            4,823         4,619         14,116         13,476

INTEREST EXPENSE:
  Savings                                                                    193           164            548            502
  Interest checking, interest checking plus and moneyfund accounts           396           425          1,181          1,279
  Certificates of deposit, $100,000 and over                                 287           173            754            533
  Other certificates of deposit                                              539           490          1,559          1,500
  Interest on other borrowings                                                36            34            108            114
                                                                     -----------   -----------     ----------    -----------

          Total interest expense                                           1,451         1,286          4,150          3,928
                                                                     -----------   -----------     ----------    -----------

NET INTEREST INCOME                                                        3,372         3,333          9,966          9,548
  Provision for loan losses                                                    6             6             18             18
                                                                     -----------   -----------     ----------    -----------
Net interest income after provision for loan losses                        3,366         3,327          9,948          9,530
                                                                     -----------   -----------     ----------    -----------

NON-INTEREST OPERATING INCOME:
  Service charges on deposit accounts                                        705           575          1,933          1,795
  Net loss on sale of investment securities                                    0            (4)           (12)           (11)
  Other                                                                      145            87            457            279
                                                                     -----------   -----------     ----------    -----------

          Total non-interest operating income                                850           658          2,378          2,063
                                                                     -----------   -----------     ----------    -----------

NON-INTEREST OPERATING EXPENSE:
  Personnel expense                                                        1,511         1,350          4,525          4,224
  Occupancy expense, net                                                     496           416          1,394          1,217
  Premises and equipment expense                                             191           154            527            443
  Other                                                                      924         1,040          2,888          2,928
                                                                     -----------   -----------     ----------    -----------

          Total non-interest operating expense                             3,122         2,960          9,334          8,812
                                                                     -----------   -----------     ----------    -----------

INCOME BEFORE INCOME TAXES                                                 1,094         1,025          2,992          2,781
PROVISION FOR INCOME TAXES                                                                                                54
                                                                     -----------   -----------     ----------    -----------

NET INCOME                                                           $     1,094   $     1,025     $    2,992    $     2,727
                                                                     ===========   ===========     ==========    ===========

NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT                                                $      0.86   $      0.81     $     2.37    $      2.16
                                                                     ===========   ===========     ==========    ===========

AVERAGE SHARES OUTSTANDING                                             1,265,081     1,263,628      1,264,771      1,263,628
                                                                     ===========   ===========     ==========    ===========

See accompanying notes to unaudited consolidated financial statements


     COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (in thousands)
=======================================================================================================================
                                                                                                   Net
                                                                                                Unrealized
                                                                                              Gain (loss) On
                                                                                                Securities
                                                         Common        Capital      Retained    Available
                                                          Stock        Surplus      Earnings     For Sale      Total

BALANCE, DECEMBER 31, 1996                              $    13        $13,562      $ 7,621      $   (57)     $21,139

Employee Stock Option                                                        6                                      6

Net change in unrealized Gain (loss)
  on securities available for sale,
  net of taxes                                                                                       149          149

Net income for the nine months ended                                                  2,992                     2,992
                                                        -------        -------      -------      -------      -------

BALANCE SEPTEMBER 30, 1997 (unaudited)                  $    13        $13,568      $10,613      $    92      $24,286
                                                        =======        =======      =======      =======      =======




See accompanying notes to unaudited financail statements.


     COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (in thousands)
======================================================================================================
                                                                          FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                              1997            1996
                                                                          (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $     2,992    $     2,727
                                                                          -----------    -----------
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
    Provision for loan losses                                                      18             18
    Depreciation and Amortization                                                 440            339
    Deferred income tax benefit                                                     0            (17)
    Net loss on sale of investment securities                                      12             11
    (Increase) Decrease in interest receivable                                    (60)           526
    ( Increase) decrease in other assets                                         (110)           145
    Increase (Decrease ) in interest payable                                      267            (30)
    (Decrease ) Increase in other liabilities                                  (2,907)         1,200
                                                                          -----------    -----------

          Net cash provided by operating activities                               652          4,919
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of securities available for sale        21,159         27,637
    Purchase of securities available for sale                                 (17,300)       (23,710)
    Decrease (increase) in loans, net                                           3,642         (5,024)
    Proceeds from sale of other real estate owned                                  96             37
    Purchases of premises and equipment, net                                     (856)          (297)
                                                                          -----------    -----------

          Net cash provided (used) in provided by investing activities          6,741         (1,357)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) decrease in savings accounts                                     1,818           (142)
    (Decrease) increase in interest checking, checking plus
      and money fund                                                           (2,382)           636
    Increase (Decrease) in certificates of deposit                              8,792         (4,648)
    Decrease in securities sold under repurchase agreements                    (3,127)        (1,527)
    Repayment of other borrowings                                                 (75)           (75)
    (Increase) decrease in demand deposits                                      1,067           (958)
    Proceeds from Employee Stock Options                                            6              0
                                                                          -----------    -----------

           Net cash provided (used) in financing activities                     6,099         (6,714)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           13,492         (3,152)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               35,202         26,868
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    48,694    $    23,716
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                              $     3,054    $     3,958
                                                                          ===========    ===========

  Income Taxes                                                            $       185              0
                                                                          ===========    ===========

See accompanying notes to unaudited consolidated financial statements

COUNTY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------


1.         SIGNIFICANT ACCOUNTING POLICIES

       County Financial Corporation ("C.F.C."), a one Bank holding company, its wholly-owned banking subsidiary, County National Bank of South Florida (the "Bank") and its inactive wholly-owned non-banking subsidiary, Carnco Corporation ("Carnco") are primarily engaged in the traditional banking practices of gathering deposits and investing in loans and investment securities. The Bank offers these services through its main office and thirteen branches located in Dade, Broward, and Palm Beach County, Florida. Substantially all of the Bank's activities are conducted with customers in South Florida.

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

2.         PENDING MERGER

           On August 8, 1997 the Company and the Bank entered into a definitive agreement whereby they will merge with Republic Security Bank, a wholly owned subsidiary of Republic Security Financial Corporation, (Republic).The definitive agreement provides for a fixed exchange ratio whereby shareholders of the Company will receive 4.807 shares of Republic Security Financial Corporation common stock for each share of the Company's common stock, subject to adjustment as defined in the Merger Agreement. Republic will issue approximately 6.1 million shares of common stock in a tax free exchange. Management anticipates the transaction will be accounted for as a pooling-of-interests. The Transaction is subject to regulatory approval and approval by the Companies shareholders.